Form 10QSB
period 2006-04-30
Oliver Creek Resources Inc.
filed 2006-06-14
CIK 1353406

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934


                       For the Period ended April 30, 2006

                        Commission File Number 333-132258


                           OLIVER CREEK RESOURCES INC.
                 (Name of small business issuer in its charter)


        Nevada                                                   20-3866475
(State of incorporation)                                (IRS Employer ID Number)


                               6952 Lanark Street
                              Vancouver, BC V5P 2Z7
                                 (604) 836-2292
          (Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 1,144,000 shares of Common Stock outstanding as of April 30, 2006.

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                   April 30,         January 31,
                                                                     2006               2006
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 10,853           $ 10,022
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 10,853             10,022
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 10,853           $ 10,022
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan Payable - (related party)                                   $    330           $     30
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               330                 30

TOTAL LIABILITIES                                                       330                 30

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,000,000 shares issued and outstanding
   as of April 30, 2006 and January 31, 2006)                         1,144              1,000
  Additional paid-in capital                                         16,056              9,000
  Deficit accumulated during exploration stage                       (6,677)                (8)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           10,523              9,992
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 10,853           $ 10,022
                                                                   ========           ========

                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                              November 30, 2005
                                                                 (inception)
                                         Three Months             through
                                          April 30,               April 30,
                                            2006                    2006
                                         -----------             -----------

REVENUES
  Revenues                               $        --             $        --
                                         -----------             -----------
TOTAL REVENUES                                    --                      --

OPERATING EXPENSE
  Administrative Expenses                      6,669                   6,677
                                         -----------             -----------
TOTAL OPERATING EXPENSE                       (6,669)                 (6,677)
                                         -----------             -----------

NET INCOME (LOSS)                        $    (6,669)            $    (6,677)
                                         ===========             ===========

BASIC EARNINGS PER SHARE                 $     (0.01)            $     (0.01)
                                         ===========             ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,000,000               1,000,000
                                         ===========             ===========

                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
            From November 30, 2005 (Inception) through April 30, 2006
--------------------------------------------------------------------------------


                                                                                            Deficit
                                                                                          Accumulated
                                                               Common      Additional       During
                                                  Common       Stock        Paid-in       Exploration
                                                  Stock        Amount       Capital         Stage         Total
                                                  -----        ------       -------         -----         -----
BALANCE, NOVEMBER 30, 2005                             --      $   --      $    --        $    --       $     --

Stock issued for cash on November 30, 2005
 @ $0.01 per share                              1,000,000       1,000        9,000                        10,000

Net loss, January 31, 2006                                                                     (8)            (8)
                                                ---------      ------      -------        -------        -------

BALANCE, JANUARY 31, 2006                       1,000,000      $1,000      $ 9,000        $    (8)       $ 9,992
                                                ---------      ------      -------        -------        -------
Stock issued for cash on April 25, 2006
 @ $0.01 per share                                144,000         144        7,056                         7,200

Net loss, April 30, 2006                                                                  (6,669)         (6,669)
                                                ---------      ------      -------       -------         -------
BALANCE, APRIL 30, 2006                         1,144,000      $1,144      $16,056       $(6,677)        $10,515
                                                =========      ======      =======       =======         =======

                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                       November 30, 2005
                                                                   Three Months           (inception)
                                                                      Ended                 through
                                                                     April 30,              April 30,
                                                                       2006                   2006
                                                                     --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $ (6,669)              $ (6,677)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:                             --                     --
  Changes in operating assets and liabilities:
    Loan payable - (related party)                                        300                    330
                                                                     --------               --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (6,369)                (6,347)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                     --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                144                  1,144
  Additional paid-in capital                                            7,056                 16,056
                                                                     --------               --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             7,200                 17,200
                                                                     --------               --------

NET INCREASE (DECREASE) IN CASH                                           831                 10,853

CASH AT BEGINNING OF PERIOD                                            10,022                     --
                                                                     --------               --------
CASH AT END OF PERIOD                                                $ 10,853               $ 10,853
                                                                     ========               ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $     --               $     --
                                                                     ========               ========
  Income Taxes                                                       $     --               $     --
                                                                     ========               ========

                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2006


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Oliver Creek Resources Inc. (the Company) was incorporated under the laws of the State of Nevada on November 30, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a January 31, year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective November 30, 2005 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to April 30, 2006 and generated a net loss of $6,677. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $10,853 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 1,000,000 units for sale at $.05 per unit to raise capital of $50,000 to implement their business plan. Each unit will consist of one share and two share purchase warrants. Each share purchase warrant will be valid for a period of two years and will be exercisable at a price of $.10 per share. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2006


NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Beginning February 1, 2006 the Company will pay a director $100 per month for use of office space and services. Both officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Neither Bruce Thomson nor Samantha Thomson, officers and directors of the Company, will be paid for any underwriting services that they perform on behalf of the Company with respect to the Company's upcoming SB-2 offering. They will also not receive any interest on any funds that they advance to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

As of April 30, 2006, there is a total of $330 that has been forwarded by Bruce Thomson to the Company with no specific repayment terms.

NOTE 6. NET OPERATING LOSSES

As of April 30, 2006, the Company has a net operating loss carryforwards of approximately $6,677. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 7. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On November 30, 2005 the Company issued a total of 1,000,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $10,000.

On April 24, 2006 the Company issued a total of 144,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $7,200.

As of April 30, 2006 the Company had 1,144,000 shares of common stock issued and outstanding.

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2006


NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,144,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at April 30, 2006 was $10,853. In order to satisfy our cash requirements we were required to complete our offering of 1,000,000 units registered pursuant to our SB-2 Registration Statement which became effective on March 22, 2006. As of April 30, 2006 we had sold 144,000 units at the offering price of $0.05 for proceeds of $7,200. As of June 12, 2006 the offering was completed for total proceeds to the company of $50,000 (1,000,000 units at $0.05).

Our plan of operation for the twelve months following the completion of our offering is to complete the first phase of exploration programs on the Thistle Claim consisting of detailed geological mapping; silt (soil if necessary) geochemical sampling; geophysical surveying and trenching of the defined zones; and prospecting. In addition to the $44,000 we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional $9,000 on professional fees, including fees payable in connection with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be $53,000, which is the amount raised in our offering and our cash on hand.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to April 30, 2006, we had no revenues and incurred net operating losses of $6,669, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception through April 30, 2006 was $17,200, which consisted of $10,000 raised from the private sale of stock to an officer and director and $7,200 raised from the sale of units pursuant to our SB-2 registration statement.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATION

Following is an outline of the exploration program we plan to implement on our property after receiving funding:

PHASE I

The initial phase of exploration on the claim will consist of the detailed geological mapping of all roads within and buttressing the claims and silt sampling of every drainage or draw (soil sampling if necessary). This work is important in establishing the base and anomalous geochemical values and the structural implication of the drainages as faults or contacts. The Phase I budget will cover detailed geological mapping; silt (soil if necessary) geochemical sampling, geophysical surveying and trenching of the defined zones; and prospecting. It is estimated to cost $44,000 and take approximately 8 weeks to complete. We plan to commence Phase 1 of the exploration program on the claim in summer or fall 2006.

BUDGET - PHASE I (ALL FIGURE ARE US$)

1. Geological Mapping including rock assays                              $12,000
2. Geochemical surveying; soil and silts 300 samples & assays            $ 8,000
3. Equipment rental vehicles & materials                                 $ 5,000
4. Fuel, Food, Field Supplies                                            $ 3,800
5. Geophysical Surveying (magnetometer and VLF EM)                       $11,000
6. Trenching & sampling                                                  $ 2,200
7. Report writing, Supervision, Travel                                   $ 2,000
                                                                         -------

         GRAND TOTAL - PHASE I                                           $44,000
                                                                         =======

PHASE II:

The Phase II exploration program is contingent on the success of the Phase I program. Diamond drilling is foreseen to be the logical next step. The minimum estimated cost of the Phase II program is $195,000. The soonest we would anticipate beginning Phase II would be in late spring or summer 2007.

1. Follow-up Detailed Geology & Sampling                                $ 13,000
2. Drilling 1000 metres at $105/metre                                   $105,000
3. Assays 400 @ $20 per assay                                           $  8,000
4. Permitting                                                           $ 25,000
5. Supervision, Travel Report preparation and Contingency               $ 44,000
                                                                        --------

         GRAND TOTAL - PHASE II                                         $195,000
                                                                        ========

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration on the Thistle Claim.

We plan to commence the phase one exploration program on the claim in summer or fall 2006. The program should take approximately two months to complete. Following phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds through the exercise of the warrants, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $195,000 and will take approximately four months to complete.

Subject to financing and the positive results of our Phase 1 exploration, we anticipate commencing the second phase of our exploration program in late spring or summer 2007. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration program. We will require additional funding from the exercise of the warrants to proceed with the second phase of recommended work which includes drilling on the claim. We cannot provide investors with any assurance that we will be able to raise sufficient funds from the exercise of the warrants to fund any work after the first phase of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our January 31, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-132258.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a January 31, year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 2, 2005 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-132258, at the SEC website at www.sec.gov:

     Exhibit
     Number                            Description
     ------                            -----------
     3.1         Articles of Incorporation*
     3.2         Bylaws*
     31.1        Sec. 302 Certification of Principal Executive Officer
     31.2        Sec. 302 Certification of Principal Financial Officer
     32.1        Sec. 906 Certification of Principal Executive Officer
     32.2        Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended April 30, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 14, 2006              Oliver Creek Resources Inc., Registrant


                           By: /s/ Bruce Thomson
                              --------------------------------------------------
                              Bruce Thomson, President, Chief Executive Officer, Principal Accounting Officer, and
                              Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 14, 2006              Oliver Creek Resources Inc., Registrant


                           By: /s/ Bruce Thomson
                              --------------------------------------------------
                              Bruce Thomson, President, Chief Executive Officer, Principal Accounting Officer, and
                              Chief Financial Officer