Form 10QSB
period 2006-07-31
Oliver Creek Resources Inc.
filed 2006-09-13
CIK 1353406

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934


                       For the Period ended July 31, 2006

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

There were 2,000,000 shares of Common Stock outstanding as of July 31, 2006.

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                      As of              As of
                                                                     July 31,          January 31,
                                                                       2006               2006
                                                                     --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $ 49,891           $ 10,022
  Subscriptions receivable                                              2,500                 --
                                                                     --------           --------
TOTAL CURRENT ASSETS                                                   52,391             10,022
                                                                     --------           --------

      TOTAL ASSETS                                                   $ 52,391           $ 10,022
                                                                     ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                   $  1,000           $     --
  Loan Payable - (related party)                                          600                 30
                                                                     --------           --------
TOTAL CURRENT LIABILITIES                                               1,600                 30

TOTAL LIABILITIES                                                       1,600                 30

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   2,000,000 shares and 1,000,000 shares issued and outstanding
   as of July 31, 2006 and January 31, 2006, respectively)              2,000              1,000
  Additional paid-in capital                                           58,000              9,000
  Deficit accumulated during exploration stage                         (9,209)                (8)
                                                                     --------           --------
TOTAL STOCKHOLDERS' EQUITY                                             50,791              9,992
                                                                     --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $ 52,391           $ 10,022
                                                                     ========           ========

                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                   November 30, 2005
                                         Six Months            Three Months          (inception)
                                           Ended                 Ended                through
                                          July 31,              July 31,              July 31,
                                            2006                  2006                  2006
                                         -----------           -----------           -----------
REVENUES
  Gain from currency exchange            $        97           $        97           $        97
                                         -----------           -----------           -----------
TOTAL REVENUES                                    97                    97                    97

OPERATING COSTS
  Administrative Expenses                      6,298                 1,630                 6,306
  Professional fees                            3,000                 1,000                 3,000
                                         -----------           -----------           -----------
TOTAL OPERATING COSTS                          9,298                 2,630                 9,306
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $    (9,201)          $    (2,533)          $    (9,209)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.01)          $     (0.00)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,310,453             1,609,217
                                         ===========           ===========

                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
            From November 30, 2005 (Inception) through July 31, 2006
--------------------------------------------------------------------------------

                                                                                             Deficit
                                                                                           Accumulated
                                                                 Common       Additional     During
                                                  Common         Stock         Paid-in     Exploration
                                                  Stock          Amount        Capital       Stage          Total
                                                  -----          ------        -------       -----          -----
BALANCE, NOVEMBER 30, 2005                              --       $    --       $    --      $     --       $    --

Stock issued for cash on November 30, 2005
 @ $0.01 per share                               1,000,000         1,000         9,000                      10,000

Net loss,  January 31, 2006                                                                       (8)           (8)
                                                ----------       -------       -------      --------       -------
BALANCE, JANUARY 31, 2006                        1,000,000         1,000         9,000            (8)        9,992
                                                ----------       -------       -------      --------       -------
Stock issued for cash from SB-2 offering
 @ $0.05 per share                                 144,000           144         7,056                       7,200

Net loss,  April 30, 2006                                                                     (6,669)       (6,669)
                                                ----------       -------       -------      --------       -------
BALANCE, APRIL 30, 2006                          1,144,000         1,144        16,056        (6,676)       10,524
                                                ----------       -------       -------      --------       -------
Stock issued for cash from SB-2 offering
 @ $0.05 per share                                 856,000           856        41,944                      42,800

Net loss,  July 31, 2006                                                                      (2,533)       (2,533)
                                                ----------       -------       -------      --------       -------
BALANCE, JULY 31, 2006                           2,000,000       $ 2,000       $58,000      $ (9,209)      $50,791
                                                ==========       =======       =======      ========       =======

                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                 November 30, 2005
                                                               Six Months         Three Months      (inception)
                                                                 Ended              Ended             through
                                                                July 31,           July 31,           July 31,
                                                                  2006               2006               2006
                                                                --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $ (9,201)          $ (2,533)          $ (9,209)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in subscriptions receivable               (2,500)            (2,500)            (2,500)
    Increase (decrease) in accounts payable                        1,000              1,000              1,000
    Increase (decrease) in loan payable - (related party)            570                270                600
                                                                --------           --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (10,131)            (3,763)           (10,109)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                         1,000                856              2,000
  Additional paid-in capital                                      49,000             41,944             58,000
                                                                --------           --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       50,000             42,800             60,000
                                                                --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   39,869             39,037             49,891

CASH AT BEGINNING OF PERIOD                                       10,022             10,854                 --
                                                                --------           --------           --------

CASH AT END OF PERIOD                                           $ 49,891           $ 49,891           $ 49,891
                                                                ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                      $     --           $     --
                                                                ========           ========
  Income Taxes                                                  $     --           $     --
                                                                ========           ========

                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2006


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Oliver Creek Resources Inc. (the Company) was incorporated under the laws of the State of Nevada on November 30, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has instructed its geologist to commence the initial phase of its exploration program.

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

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2006


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to July 31, 2006 and generated a net loss of $9,209. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $49,891 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are currently 1,000,000 warrants outstanding exercisable at a price of $.10 per share expiring March 22, 2008. There are currently no outstanding options to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Beginning February 1, 2006 the Company has been paying a director $100 per month for use of office space and services. Both officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2006


NOTE 5. RELATED PARTY TRANSACTIONS (Continued)

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

As of July 31, 2006, there is a total of $600 that is due to Bruce Thomson with no specific repayment terms.

NOTE 6. INCOME TAXES

                                                             As of July 31, 2006
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 9,209
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       1,381
     Valuation allowance                                            (1,381)
                                                                   -------

     Net deferred tax assets                                       $     0
                                                                   =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of July 31, 2006, the Company has a net operating loss carryforwards of approximately $9,209. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

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

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2006


NOTE 8. STOCK TRANSACTIONS (Continued)

On November 30, 2005 the Company issued a total of 1,000,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $10,000.

During the month of April, 2006 144,000 units from the Company's registered SB-2 offering had been sold reflecting 144,000 shares of common stock.

During the months of May and June 2006, 856,000 units from the Company's registered SB-2 offering had been sold reflecting 856,000 shares of common stock.

As of July 31, 2006 the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at July 31, 2006 was $49,891. In order to satisfy our cash requirements we were required to complete our offering of 1,000,000 units registered pursuant to our SB-2 Registration Statement which became effective on March 22, 2006. As of June 12, 2006 the offering was completed for total proceeds to the company of $50,000 (1,000,000 units at $0.05).

Our plan of operation for the twelve months following the completion of our offering is to complete the first phase of exploration programs on the Thistle Claim consisting of detailed geological mapping; silt (soil if necessary) geochemical sampling; geophysical surveying and trenching of the defined zones; and prospecting. In addition to the $44,000 we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees, including fees payable in connection with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be $49,000.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to July 31, 2006, we had no revenues and incurred net operating losses of $9,209, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception through July 31, 2006 was $60,000, which consisted of $10,000 raised from the private sale of stock to an officer and director and $50,000 raised from the sale of units pursuant to our SB-2 registration statement.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATION

Following is an outline of the exploration program we plan to implement on our property after receiving funding:

PHASE I

The initial phase of exploration on the claim will consist of the detailed geological mapping of all roads within and buttressing the claims and silt sampling of every drainage or draw (soil sampling if necessary). This work is important in establishing the base and anomalous geochemical values and the structural implication of the drainages as faults or contacts. The Phase I budget will cover detailed geological mapping; silt (soil if necessary) geochemical sampling, geophysical surveying and trenching of the defined zones; and prospecting. It is estimated to cost $44,000 and take approximately 8 weeks to complete. We plan to commence Phase 1 of the exploration program on the claim in late summer or fall 2006.

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

We plan to commence the phase one exploration program on the claim in late summer or fall 2006. The program should take approximately two months to complete. Following phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds through the exercise of the warrants, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $195,000 and will take approximately four months to complete.

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

There were no reports filed on Form 8-K during the quarter ended July 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 13, 2006                  Oliver Creek Resources Inc., Registrant


                                    By: /s/ Bruce Thomson
                                       -----------------------------------------
                                       Bruce Thomson, President, Chief Executive
                                       Officer, Principal Accounting
                                       Officer, and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 13, 2006                  Oliver Creek Resources Inc., Registrant


                                    By: /s/ Bruce Thomson
                                       -----------------------------------------
                                       Bruce Thomson, President, Chief Executive
                                       Officer, Principal Accounting
                                       Officer, and Chief Financial Officer