Form 10QSB
period 2006-10-31
Oliver Creek Resources Inc.
filed 2006-12-13
CIK 1353406

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934


                      For the Period ended October 31, 2006

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 2,000,000 shares of Common Stock outstanding as of October 31, 2006.

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                      As of                 As of
                                                                   October 31,           January 31,
                                                                      2006                  2006
                                                                   -----------           -----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    48,980           $    10,022
                                                                   -----------           -----------
TOTAL CURRENT ASSETS                                                    48,980                10,022
                                                                   -----------           -----------

      TOTAL ASSETS                                                 $    48,980           $    10,022
                                                                   ===========           ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     1,000           $        --
  Account Payable - (related party)                                        200                    30
                                                                   -----------           -----------
TOTAL CURRENT LIABILITIES                                                1,200                    30

TOTAL LIABILITIES                                                        1,200                    30

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   2,000,000 shares and 1,000,000 shares issued and outstanding
   as of October 31, 2006 and January 31, 2006, respectively)            2,000                 1,000
  Additional paid-in capital                                            58,000                 9,000
  Deficit accumulated during exploration stage                         (12,220)                   (8)
                                                                   -----------           -----------
TOTAL STOCKHOLDERS' EQUITY                                              47,780                 9,992
                                                                   -----------           -----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    48,980           $    10,022
                                                                   ===========           ===========

                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                  November 30, 2005
                                         Nine Months          Three Months           (inception)
                                           Ended                 Ended                 through
                                         October 31,           October 31,           October 31,
                                            2006                  2006                  2006
                                         -----------           -----------           -----------
REVENUES                                 $        --           $        --           $        --
                                         -----------           -----------           -----------
TOTAL REVENUES                                    --                    --                    --

OPERATING COSTS
  Administrative Expenses                      8,110                 1,811                 8,117
  Professional fees                            4,200                 1,200                 4,200
                                         -----------           -----------           -----------
TOTAL OPERATING COSTS                         12,310                 3,011                12,317

OTHER INCOME (EXPENSES)
   Gain from currency exchange                    97                    --                    97
                                         -----------           -----------           -----------
Total other income (expenses)                     97                    --                    97
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $   (12,213)          $    (3,011)          $   (12,220)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.01)          $     (0.00)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,542,828             2,000,000
                                         ===========           ===========

                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From November 30, 2005 (Inception) through October 31, 2006
--------------------------------------------------------------------------------

                                                                                             Deficit
                                                                                           Accumulated
                                                                 Common       Additional     During
                                                  Common         Stock         Paid-in     Exploration
                                                  Stock          Amount        Capital       Stage          Total
                                                  -----          ------        -------       -----          -----
BALANCE, NOVEMBER 30, 2005                              --       $    --       $    --      $     --       $    --

Stock issued for cash on November 30, 2005
 @ $0.01 per share                               1,000,000         1,000         9,000                      10,000

Net loss, January 31, 2006                                                                        (8)           (8)
                                                ----------       -------       -------      --------       -------
BALANCE, JANUARY 31, 2006                        1,000,000         1,000         9,000            (8)        9,992
                                                ----------       -------       -------      --------       -------
Stock issued for cash from SB-2 offering
 @ $0.05 per share                                 144,000           144         7,056                       7,200

Net loss,  April 30, 2006                                                                     (6,669)       (6,669)
                                                ----------       -------       -------      --------       -------
BALANCE, APRIL 30, 2006                          1,144,000         1,144        16,056        (6,676)       10,524
                                                ----------       -------       -------      --------       -------
Stock issued for cash from SB-2 offering
 @ $0.05 per share                                 856,000           856        41,944                      42,800

Net loss,  July 31, 2006                                                                      (2,533)       (2,533)
                                                ----------       -------       -------      --------       -------
BALANCE, JULY 31, 2006                           2,000,000       $ 2,000       $58,000      $ (9,209)      $50,791
                                                ----------       -------       -------      --------       -------
Net loss, October 31, 2006                                                                    (3,011)       (3,011)
                                                ----------       -------       -------      --------       -------
BALANCE, OCTOBER 31, 2006                        2,000,000       $ 2,000       $58,000      $(12,220)      $47,780
                                                ==========       =======       =======      ========       =======

                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    November 30, 2005
                                                                 Nine Months       Three Months        (inception)
                                                                   Ended              Ended             through
                                                                 October 31,        October 31,        October 31,
                                                                    2006               2006               2006
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(12,213)          $ (3,011)          $(12,220)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in subscriptions receivable                     --              2,500                 --
    Increase (decrease) in accounts payable                          1,000                 --              1,000
    Increase (decrease) in account payable - (related party)           170               (400)               200
                                                                  --------           --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (11,043)              (911)           (11,020)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           1,000                 --              2,000
  Additional paid-in capital                                        49,000                 --             58,000
                                                                  --------           --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         50,000                 --             60,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     38,957               (911)            48,980

CASH AT BEGINNING OF PERIOD                                         10,022             49,891                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 48,980           $ 48,980           $ 48,980
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --
                                                                  ========           ========
  Income Taxes                                                    $     --           $     --
                                                                  ========           ========

                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2006


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

D. STOCK TRANSACTION

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

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

E. USE OF ESTIMATES AND ASSUMPTIONS

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

F. INCOME TAXES

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

G. IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to October 31, 2006 and generated a net loss of $12,220. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $48,980 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2006


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

As of October 31, 2006, there is a total of $200 that is due to Bruce Thomson with no specific repayment terms.

NOTE 6. INCOME TAXES

                                                          As of October 31, 2006
                                                          ----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 1,833
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                     1,833
     Valuation allowance                                          (1,833)
                                                                 -------

     Net deferred tax assets                                     $     0
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

NOTE 7. NET OPERATING LOSSES

As of October 31, 2006, the Company has a net operating loss carryforwards of approximately $12,220. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2006


NOTE 8. STOCK TRANSACTIONS

On November 30, 2005 the Company issued a total of 1,000,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $10,000.

During the month of April, 2006 144,000 units from the Company's registered SB-2 offering had been sold reflecting 144,000 shares of common stock. Each unit consists of one share and one share purchase warrants. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on March 22, 2008 and is exercisable at a price of $.10 per share.

During the months of May and June 2006, 856,000 units from the Company's registered SB-2 offering had been sold reflecting 856,000 shares of common stock. Each unit consists of one share and one share purchase warrants. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on March 22, 2008 and is exercisable at a price of $.10 per share.

As of October 31, 2006 the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at October 31, 2006 was $48,980. In order to satisfy our cash requirements we were required to complete our offering of 1,000,000 units registered pursuant to our SB-2 Registration Statement which became effective on March 22, 2006. As of June 12, 2006 the offering was completed for total proceeds to the company of $50,000 (1,000,000 units at $0.05).

Our plan of operation for the twelve months following the completion of our offering is to complete the first phase of exploration programs on the Thistle Claim consisting of detailed geological mapping; silt (soil if necessary) geochemical sampling; geophysical surveying and trenching of the defined zones; and prospecting. In addition to the $44,000 we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional $4,000 on professional fees, including fees payable in connection with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be $48,000.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to October 31, 2006, we had no revenues and incurred net operating losses of $12,220, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception through October 31, 2006 was $60,000, which consisted of $10,000 raised from the private sale of stock to an officer and director and $50,000 raised from the sale of units pursuant to our SB-2 registration statement.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATION

Following is an outline of the exploration program we plan to implement on our property after receiving funding:

PHASE I

The initial phase of exploration on the claim will consist of the detailed geological mapping of all roads within and buttressing the claims and silt sampling of every drainage or draw (soil sampling if necessary). This work is important in establishing the base and anomalous geochemical values and the structural implication of the drainages as faults or contacts. The Phase I budget will cover detailed geological mapping; silt (soil if necessary) geochemical sampling, geophysical surveying and trenching of the defined zones; and prospecting. It is estimated to cost $44,000 and take approximately 8 weeks to complete. We have paid a deposit of $2,500 to the geologist to commence Phase 1 of the exploration program on the claim however inclement weather has not allowed him to do so as of the date of this report.

BUDGET - PHASE I (ALL FIGURE ARE US$)

1. Geological Mapping including rock assays                             $ 12,000
2. Geochemical surveying; soil and silts 300 samples & assays           $  8,000
3. Equipment rental vehicles & materials                                $  5,000
4. Fuel, Food, Field Supplies                                           $  3,800
5. Geophysical Surveying (magnetometer and VLF EM)                      $ 11,000
6. Trenching & sampling                                                 $  2,200
7. Report writing, Supervision, Travel                                  $  2,000
                                                                        --------

         GRAND TOTAL - PHASE I                                          $ 44,000
                                                                        ========

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

We have paid a deposit of $2,500 to the geologist to commence Phase 1 of the exploration program on the claim however inclement weather has not allowed him to do so as of the date of this report. Once he is able to begin the program it should take approximately two months to complete. Following phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds through the exercise of the warrants, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $195,000 and will take approximately four months to complete.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing.

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

December 12, 2006          Oliver Creek Resources Inc., Registrant


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

December 12, 2006          Oliver Creek Resources Inc., Registrant


                           By: /s/ Bruce Thomson
                              --------------------------------------------------
                              Bruce Thomson, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer