Form 10KSB
period 2007-01-31
Oliver Creek Resources Inc.
filed 2007-05-01
CIK 1353406

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 31, 2007

                        Commission File Number 333-132258


                           OLIVER CREEK RESOURCES INC.
             (Exact name of registrant as specified in its charter)

          NEVADA                                  1000                            20-3866475
(State or Other Jurisdiction of        (Primary Standard Industrial           (I.R.S. Employer
Incorporation or Organization)         Classification Code Number)            Identification No.)

                           250 - 5135 Camino Al Norte,
                            North Las Vegas, NV 89031
                          Telephone/Fax: (702) 441-0447
              (Address, including zip code, and telephone number of
                    registrant's principal executive offices)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

As of January 31, 2007, the registrant had 2,000,000 shares of common stock, $0.001 par value, issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                             3
Item 2.  Description of Property                                            15
Item 3.  Legal Proceedings                                                  15
Item 4.  Submission of Matters to a Vote of Securities Holders              15

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and Small
          Business Issuer Purchases of Equity Securities                    16
Item 6.  Management's Discussion of Analysis or Plan of Operation           16
Item 7.  Financial Statements                                               21
Item 8.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                          31
Item 8A. Controls and Procedures                                            31

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons       31
Item 10. Executive Compensation                                             33
Item 11. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   34
Item 12. Certain Relationships and Related Transactions                     34
Item 13. Exhibits                                                           35
Item 14. Principal Accountant Fees and Services                             35

Signatures                                                                  35

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

GENERAL INFORMATION

Oliver Creek Resources Inc. (the "Company") was incorporated in the State of Nevada on November 30, 2005 to engage in the acquisition, exploration and development of natural resource properties. We intend to use the net proceeds from our offering to develop our business operations. (See "Business of the Company" and "Use of Proceeds".) We are an exploration stage company with no revenues and a limited operating history. The principal executive offices are located at 250 - 5135 Camino Al Norte, North Las Vegas, NV 89031. The telephone number is (702) 441-0447.

As of January 31, 2007 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 2,000,000 common shares issued and outstanding as of January 31, 2007.

We have completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 1,000,000 units at a price of $0.05 per unit. Each unit consists of one share and one share purchase warrant. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on March 22, 2008 and is exercisable at a price of $.10 per share. As of June 12, 2006 the offering was completed for total proceeds to the company of $50,000 (1,000,000 units at $0.05).

On October 12, 2006 our common stock shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol OVCR.

The one property in the Company's portfolio, on which the net proceeds of the offering will be spent, is the Thistle Claim, consisting of 32 cell units staked and recorded online as per British Columbia Regulations. The mineral claims have a total surface area of approximately 677 hectares (1,673 acres). The property is located 16 kilometers (10 miles) southeast of Port Alberni, British Columbia on Vancouver Island. Access is provided to the claim off the main Port Alberni to Bampton road via logging roads. The topography and relief is fairly rugged extending from 400 meters (1,312 feet) to 1200 meters (3,937 feet) in elevation. There is not a plant or any equipment currently located on the property.

At the current time the property is without known reserves and the proposed program is exploratory in nature. We have commenced with the first phase of our out any exploration program. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section.

The initial exploration phase is being supported by generators, however; hydro electrical power lines are located in the area. Water required for exploration and development of the claim is available from the major river drainages that flow year round as well as many subsidiary creeks.

The initial phase of exploration consists of the detailed geological mapping of all roads within and buttressing the claim and silt sampling of every drainage or draw (soil sampling if necessary). This work is important in establishing the base and anomalous geochemical values and the structural implication of the drainages as faults or contacts. The Phase I budget will cover detailed geological mapping; silt (soil if necessary) geochemical sampling, geophysical surveying and trenching of the defined zones; and prospecting. It is estimated to cost $44,000 and take approximately 8 weeks to complete. We have recently commenced Phase 1 of the exploration program.

The Phase II exploration program is contingent upon the success of the Phase I program and our ability to raise additional funds to cover the costs. Diamond drilling is foreseen to be the logical next step. The minimum estimated cost of the Phase II program is $195,000 and will take approximately four months to complete, including the collection and interpretation of all exploration data. Based on previous work in the area and the zones on the Thistle Claim, our geologist considers the property an attractive exploration target for copper and gold mineralization. In general we would like to have indications that the mineralization is worth at least US $100 per ton (gross metal value) to further explore and develop the claim. If a large mineralized vein system is present the project could be developed on a large scale and conversely if a smaller mineralization vein system is present then the property could be developed on a smaller scale. In the event that a mineral body that is amiable to bulk mining (open pit) style development is located then we estimate the mineralization should be worth at least $US 10 per ton (gross metal value).

The discussions contained herein are management's estimates. Because we have only recently commenced our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding from the exercise of the warrants to proceed with any subsequent work on the claims if mineralization is found in Phase 1.

ACQUISITION OF THE THISTLE CLAIM

The claim is currently held in trust in the name of our president, Bruce Thomson. The claim was purchased from Kokanee Placer, Ltd., an unrelated mining property vendor, for $500 CDN (approximately $435 USD).

                            Tenure
Claim Name        Units    Record #     Expiry Date    Map Sheet         Owner
----------        -----    --------     -----------    ---------         -----
THISTLE 1          10       508188       Mar 1/07      MO92F02E       B. Thomson
THISTLE 4          22       528359       Feb 15/07     MO92F02E       B. Thomson

                            Tenure
Claim Name        Units    Record #     Expiry Date    Map Sheet         Owner
----------        -----    --------     -----------    ---------         -----
 TOTAL             32       UNITS                      676.90 Hectares

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

Title to the property has been granted to our president and director, Bruce Thomson, who holds the claim in trust for the Company. To obtain a Free Miner's Certificate, which is required to hold a mining claim in British Columbia,
Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the corporation is not registered in British Columbia the claim is held in trust for the company by Mr. Thomson, as he is eligible as a Canadian citizen. The mineral title claim has been registered with the Government of British Columbia and a title search has been done to ensure there are no competing claims to the property.

All claims staked in British Columbia require $4 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $8 per hectare per year thereafter. For our claim this would require $2,708 in exploration costs for year 1 through 3, and $5,416 per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The claim is located southeast of Port Alberni, British Columbia on Vancouver Island. Access is provided to the claim off the main Port Alberni to Bamfield road via logging roads. The property is accessible 6 kilometres (4 miles) up a logging road from the Port Alberni - Bamfield road.

The climate is mild, typical of the Vancouver Island area, and is such that the lower and middle elevations will be workable year round with little difficulty. Higher ground may require snow machines or similar track mounted vehicles. All the major river drainages flow year round as do many subsidiary creeks.

The area is an active logging region with plenty of heavy equipment and operators available for hire. Most live in Port Alberni, Parkside or Nanimo. All these population centres, totalling almost 20,000 people, are within a one hour drive of the project and provide all amenities including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are located in Campbell River on the island or in Vancouver.

                   [MAP SHOWING THE THISTLE PROPERTY LOCATION]

                 [MAP SHOWING THISTLE PROPERTY CLAIMS OUTLINE]





PHYSIOGRAPHY

The topography and relief is fairly rugged extending from 400 meters (1,312 feet) to 1200 meters (3,937 feet) in elevation. The forested slopes are being actively logged with some areas of re-growth typical of this area of British Columbia. There is a mix of cedar, hemlock, spruce trees with alder, willow and cottonwood on old roads and poorly drained areas. Undergrowth brush is salal, devil's club and assorted berry bushes.

HISTORY

Gold was discovered in the area in the late part of the 19th century. Initial exploration occurred at that time with several showings around the Debbie Mine being discovered and developed by trenching and adits.

A second period of discovery and exploitation occurred in the mid to late 1930's and early 1940's which saw several new showings discovered and the bulk of the showings and occurrences were mined, including the Thistle Mine to the north of this property. Some post-war mining occurred but most of the area was under-explored until the 1980's.

During this last period of activity in the 1980's Westmin developed a reserve on the Debbie Mine area of 471,956 tonnes grading 6.23 grams (Minfile Report # 092F
079). Three showings were identified on or adjacent to the property; Thistle (Minfile Report # 092F 083); Saddle (Minfile Report # 092F 442); and Douglas (Minfile Report # 092F 443) during this period.

Little further exploration has been conducted in the area since the 1980's.

Previous work completed in the area is helpful as it provides some indication as to the type, grades and location of minerals present in the area, though there is no guarantee the previous work will result in any exploitable mineral deposits on our claim.

REGIONAL GEOLOGY

This area is part of the Insular belt of the Cordillera of volcanics, crystalline rocks and minor sediments of the geological province of Wrangallia and represents its western most portion. This terrain is the trailing edge of the Wrangallia geologic province as it was being rafted on to the North American Craton.

The eastern portion of Vancouver Island is underlain by the Palaeozoic Sicker Group sediments and Upper Triassic basalts with minor carbonates and clastic sediments. These units which underlie the subject property of this report have been intruded by the Early -Middle Jurassic Island Plutonic Suite (granodiorite
- monzonite - diorite) which is coeval or late stage part of the volcanic island arc sequence.

Basaltic flows and pillow basalt of the Triassic Karmutsen Formation (Vancouver Group) are underlain by a complexly inter-layered succession of volcanics and sediments of the Paleozoic Sicker and Mississippian to Lower Permian Buttle Lake groups. These include basaltic flows, agglomerates and bedded tuffs of the Upper Devonian McLaughlin Ridge Formation (Myra Formation), Sicker Group and limestones and marbles of the Upper Pennsylvannian to Lower Permian Mount Mark Formation (Buttle Lake Group, previously Buttle Lake Formation).

PROPERTY GEOLOGY AND MINERALIZATION

Basaltic flows and pillow basalt of the Triassic Karmutsen Formation (Vancouver Group) are underlain by a complexly inter- layered succession of volcanics and sediments of the Paleozoic Sicker and Mississippian to Lower Permian Buttle Lake groups. These include basaltic flows, agglomerates and bedded tuffs of the Upper Devonian McLaughlin Ridge Formation (Myra Formation), Sicker Group and limestones and marbles of the Upper Pennsylvannian to Lower Permian Mount Mark Formation (Buttle Lake Group, previously Buttle Lake Formation).

Disseminated to massive sulphide mineralization, consisting of pyrite, chalcopyrite and minor pyrrhotite plus sulphide rich quartz-carbonate veins, occur in sheared pyritic quartz-sericite schists with chloritized mafic volcanic flows ("Mine Flow Unit") and tuffs of the Upper Devonian McLaughlin Ridge Formation. One zone of semi-massive pyrite, up to 10 centimetres thick and 50 centimetres long, occurs in McLaughlin Ridge basalts on the property which a sample across the zone assayed 2.1 grams per ton gold.

Drilling in 1988 in this area, encountered a stockwork of hematitic quartz-carbonate veinlets containing disseminated pyrrhotite and chalcopyrite assayed 1.19 grams per tonne gold, 0.0024 per cent copper, 0.0023 per cent zinc, trace silver and trace lead. Another occurrence of copper-gold mineralization in basaltic rocks of the McLaughlin Ridge Formation assayed 2.47 grams per tonne gold and 0.16 per cent copper. Mineralization is associated with the common chloritic alteration, but chlorite-epidote-carbonate-quartz alteration is also present.

Mineralization consists of pyrite, chalcopyrite and galena in quartz veins with associated quartz-carbonate and sericite alteration in sheared pillowed volcanics and breccia was also found on the southern part of the claim. The alteration occurs over a width of 100 metres and to the east finely laminated argillite with 10 - 20% pyrite occurs as an inlier between basaltic and cherty tuff. Assays of almost 2 grams gold were recorded.

                  [MAP SHOWING THISTLE CLAIM REGIONAL GEOLOGY]

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in Canada and around the world for the sale of gold, copper and other minerals. Therefore, we will likely be able to sell any gold, copper or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

The initial steps of exploration can be carried out without permitting or notification to any government body as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources
(BCDM).

With respect to the mechanized trenching or diamond drilling a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited, the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $3,000 - $5,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the site of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the BC Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work at and trench around larger trees (initially) to avoid any disturbance to larger trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.

There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00). The bond required by the BCDM is returned (with interest) upon proper clean up of the site. There will be costs for the crew and equipment required to fill in the trenches etc., but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $2,000. (1 day - crew & equipment)

All claims staked in British Columbia require $4 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $8 per hectare per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $2,000 CDN ($1,745 US) for the geology report.
NUMBER OF EMPLOYEES

We currently have two employees, both of which are our executive officers, namely, Bruce Thomson and Samantha Thomson. Mr. Thomson currently devotes 7 - 10 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. Ms. Thomson, currently devotes approximately 5 hours per month to company matters, but will be available to assist Mr. Thomson with some of his duties as and when needed. There are no formal employment agreements between the company and our current employees.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K-SB annually and Form 10Q-SB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE NOT YET COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIM. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have only recently commenced exploration on the Thistle Claim. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on November 30, 2005 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim. We have not earned any revenues. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Thistle Claim and the production of minerals from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our directors have no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR OLIVER CREEK WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 3 of our accompanying financial statements, our limited exploration stage and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of gold, copper or other minerals. We have a geological report detailing previous exploration in the area, and the claim has been prospected, sampled and staked. However; there is the possibility that the previous work was not carried out properly and the Thistle Claim does not contain any reserves, resulting in any funds spent by us on exploration being lost.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible.

IF ACCESS TO OUR MINERAL CLAIM IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

     It is possible that snow or rain could cause the mining roads providing access to our claim to become impassable. We anticipate being able to access the lower to middle elevations of our mineral claim year around with little difficulty, however, the higher ground may require snow machines or similar track mounted vehicles during the winter months. If the roads are impassable we would be delayed in our exploration timetable.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     There are several governmental regulations that materially restrict mineral claim exploration and development. Under Canadian mining law, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our initial exploration phase, if we identify exploitable minerals and proceed to phase two which includes drilling operations on the Thistle Claim, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

     Our continued success will be dependent on the growth of demand for ore. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

THE LOSS OF THE SERVICES OF BRUCE OR SAMANTHA THOMSON COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT.

     Our performance is substantially dependent upon the professional expertise of our officers Bruce and Samantha Thomson. The loss of their services could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace them with other individuals qualified to develop our exploration business. This could result in a loss of revenues, resulting in a reduction of the value of our shares.

BECAUSE OUR CURRENT OFFICERS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Bruce Thomson, the president and a director of the company, currently devotes approximately 7 to 10 hours per week providing management services to us. Samantha Thomson, the secretary and a director of the company, currently devotes approximately 5 hours per month to the company, but will be available to assist Mr. Thomson with some of his duties as and when needed. While our executive officers presently possess adequate time to attend to our interests, it is possible that the demands on them from their other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 2 - DESCRIPTION OF PROPERTY

We currently utilize space at the premises of Bruce Thomson, an officer and director of the company. The company pays Mr. Thomson $100 per month rent. The premises are located at 6952 Lanark Street, Vancouver BC, Canada V5P 2Z7. The facilities include an answering machine, a fax machine, computer and office equipment. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended January 31, 2007.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since October 12, 2006 our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol OVCR. There has been no active trading market and thus no high and low sales prices to report.

SHARES AVAILABLE UNDER RULE 144

There are currently 1,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 1,000,000 shares are held by our officer and director. In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least one year, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited re-sales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

HOLDERS

As of January 31, 2007, we have 2,000,000 Shares of $0.001 par value common stock issued and outstanding held by 29 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, Arizona 85251, telephone (480)481-3940.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $14,311 in expenses through January 31, 2007.

The following table provides selected financial data about our company for the year ended January 31, 2007.

                 Balance Sheet Data:                 1/31/07
                 -------------------                 -------
                 Cash                                $45,809
                 Total assets                        $48,309
                 Total liabilities                   $ 2,620
                 Shareholders' equity                $48,309

Cash provided by financing activities for the year ended January 31, 2007 is as follows:

     1. During the month of April, 2006 144,000 units from the Company's registered SB-2 offering had been sold reflecting 144,000 shares of common stock at issued price $0.05 per share for a total of $7,200. Each unit consists of one share and one share purchase warrant. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on March 22, 2008 and is exercisable at a price of $.10 per share.

     2. During the months of May and June 2006, 856,000 units from the Company's registered SB-2 offering had been sold reflecting 856,000 shares of common stock at issued price $0.05 per share for a total of $42,800. Each unit consists of one share and one share purchase warrant. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on March 22, 2008 and is exercisable at a price of $.10 per share.

GOING CONCERN

Oliver Creek Resources Inc. is an exploration stage company and currently has no operations. Our independent auditor has issued an audit opinion for Oliver Creek Resources which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

PLAN OF OPERATION

Following is an outline of the exploration program we plan to implement on our property after receiving funding:

PHASE I

The initial phase of exploration on the claim will consist of the detailed geological mapping of all roads within and buttressing the claims and silt sampling of every drainage or draw (soil sampling if necessary). This work is important in establishing the base and anomalous geochemical values and the structural implication of the drainages as faults or contacts. The Phase I budget will cover detailed geological mapping; silt (soil if necessary) geochemical sampling, geophysical surveying and trenching of the defined zones; and prospecting. It is estimated to cost $44,000 and take approximately 8 weeks to complete. We have paid a deposit of $2,500 to the geologist to commence Phase 1 of the exploration program on the claim and he has commenced the program. To date we have not received any reports from the geologist.

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
                                                                        ========

PHASE II:

The Phase II exploration program is contingent on the success of the Phase I program. Diamond drilling is foreseen to be the logical next step. The minimum estimated cost of the Phase II program is $195,000. The soonest we would anticipate beginning Phase II would be in late summer 2007.

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

We have paid a deposit of $2,500 to the geologist to commence Phase 1 of the exploration program on the claim and he has begun the exploration program. We have not received any reports on his findings. Following phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds through the exercise of the warrants, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $195,000 and will take approximately four months to complete.

Subject to financing and the positive results of our Phase 1 exploration, we anticipate commencing the second phase of our exploration program in late summer 2007. We will require additional funding from the exercise of the warrants to proceed with the second phase of recommended work which includes drilling on the claim. We cannot provide investors with any assurance that we will be able to raise sufficient funds from the exercise of the warrants to fund any work after the first phase of the exploration program.

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

F. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the company beginning in the first quarter of fiscal year 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 7 - FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
             * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615 *
                      * TELEPHONE (858)722-5953 * FAX (858)
                         408-2695 * FAX (858) 764-5480 *
                         E-MAIL changgpark@gmail.com o


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Oliver Creek Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Oliver Creek Resources, Inc. (the exploration stage Company) as of January 31, 2007 and the related statements of operation, changes in shareholders' equity and cash flows for the year then ended and for the period from November 30, 2005 (inception) to January 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Oliver Creek Resources, Inc. as of January 31, 2006, and for the period from November 30, 2005 (inception) to January 31, 2006 were audited by other auditors whose report dated February 23, 2006, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oliver Creek Resources, Inc. as of January 31, 2007, and the results of its operation and its cash flows for the year then ended and the period of November 30, 2005 (inception) to January 31, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang Park
--------------------------
CHANG G. PARK, CPA

March 28, 2007
San Diego, CA. 91910



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                           As of              As of
                                                                         January 31,        January 31,
                                                                            2007               2006
                                                                          --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $ 45,809           $ 10,022
  Deposit                                                                    2,500                 --
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                        48,309             10,022
                                                                          --------           --------

      TOTAL ASSETS                                                        $ 48,309           $ 10,022
                                                                          ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                        $  2,200           $     --
  Loan Payable - (related party)                                               420                 30
                                                                          --------           --------
TOTAL CURRENT LIABILITIES                                                    2,620                 30

      TOTAL LIABILITIES                                                      2,620                 30

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   2,000,000 shares and 1,000,000 shares issued and outstanding
   as of January 31, 2007 and January 31, 2006, respectively)                2,000              1,000
  Additional paid-in capital                                                58,000              9,000
  Deficit accumulated during exploration stage                             (14,311)                (8)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                  45,689              9,992
                                                                          --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 48,309           $ 10,022
                                                                          ========           ========

                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                  November 30, 2005
                                                               (2 months)            (inception)
                                         Year Ended            Year Ended              through
                                         January 31,           January 31,           January 31,
                                            2007                  2006                  2007
                                         -----------           -----------           -----------
REVENUES                                 $        --           $        --           $        --
                                         -----------           -----------           -----------
TOTAL REVENUES                                    --                    --                    --

OPERATING COSTS
  Administrative Expenses                      9,000                     8                 9,008
  Professional fees                            5,400                    --                 5,400
                                         -----------           -----------           -----------
TOTAL OPERATING COSTS                         14,400                     8                14,408

OTHER INCOME (EXPENSES)
  Gain from currency exchange                     97                    --                    97
                                         -----------           -----------           -----------
TOTAL OTHER INCOME                                97                    --                    97
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $   (14,303)          $        (8)          $   (14,311)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.01)          $     (0.00)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,641,096             1,000,000
                                         ===========           ===========

                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From November 30, 2005 (Inception) through January 31, 2007
--------------------------------------------------------------------------------


                                                                                            Deficit
                                                                                          Accumulated
                                                               Common      Additional       During
                                                  Common       Stock        Paid-in       Exploration
                                                  Stock        Amount       Capital         Stage         Total
                                                  -----        ------       -------         -----         -----
BALANCE, NOVEMBER 30, 2005                             --      $   --       $    --       $     --       $     --

Stock issued for cash on November 30, 2005
 @ $0.01 per share                              1,000,000       1,000         9,000                        10,000

Net loss, January 31, 2006                                                                      (8)            (8)
                                                ---------      ------       -------       --------       --------

BALANCE, JANUARY 31, 2006                       1,000,000      $1,000       $ 9,000       $     (8)      $  9,992
                                                ---------      ------       -------       --------       --------
Stock issued for cash from SB-2 offering
 @ $0.05 per share                              1,000,000       1,000        49,000                        50,000

Net loss, January 31, 2007                                                                 (14,303)       (14,303)
                                                ---------      ------       -------       --------       --------
BALANCE, JANUARY 31, 2007                       2,000,000      $2,000       $58,000       $(14,311)      $ 45,689
                                                =========      ======       =======       ========       ========

                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                  November 30, 2005
                                                                                  (2 months)        (inception)
                                                               Year Ended         Year Ended          through
                                                               January 31,        January 31,        January 31,
                                                                  2007               2006               2007
                                                                --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $(14,303)          $     (8)          $(14,311)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in deposit                                (2,500)                --             (2,500)
    Increase (decrease) in accounts payable                        2,200                 --              2,200
    Increase (decrease) in loan payable - (related party)            390                 30                420
                                                                --------           --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (14,213)                22            (14,191)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                         1,000              1,000              2,000
  Additional paid-in capital                                      49,000              9,000             58,000
                                                                --------           --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       50,000             10,000             60,000
                                                                --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   35,787             10,022             45,809

CASH AT BEGINNING OF PERIOD                                       10,022                 --                 --
                                                                --------           --------           --------

CASH AT END OF PERIOD                                           $ 45,809           $ 10,022           $ 45,809
                                                                ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                      $     --           $     --
                                                                ========           ========
  Income Taxes                                                  $     --           $     --
                                                                ========           ========

                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2007


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

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2007


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

F. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the company beginning in the first quarter of fiscal year 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2007


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to January 31, 2007 and generated a net loss of $14,311. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $45,809 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are currently 2,000,000 warrants outstanding exercisable at a price of $.10 per share expiring March 22, 2008. There are currently no outstanding options to acquire any additional shares of common.

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

As of January 31, 2007, there is a total of $420 that is due to Bruce Thomson with no specific repayment terms.

NOTE 6. INCOME TAXES

                                                          As of January 31, 2007
                                                          ----------------------
     Deferred tax assets:
     Net operating loss carryforwards                            $ 14,311
     Other                                                              0
                                                                 --------
     Gross deferred tax assets                                      4,865
     Valuation allowance                                           (4,865)
                                                                 --------

     Net deferred tax assets                                     $      0
                                                                 ========

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2007


NOTE 6. INCOME TAXES (Continued)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of January 31, 2007, the Company has a net operating loss carryforwards of approximately $14,311. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

During the month of April, 2006 144,000 units from the Company's registered SB-2 offering had been sold reflecting 144,000 shares of common stock at issued price $0.05 per share for a total of $7,200. Each unit consists of one share and one share purchase warrants. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on March 22, 2008 and is exercisable at a price of $.10 per share.

During the months of May and June 2006, 856,000 units from the Company's registered SB-2 offering had been sold reflecting 856,000 shares of common stock at issued price $0.05 per share for a total of $42,800. Each unit consists of one share and one share purchase warrants. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on March 22, 2008 and is exercisable at a price of $.10 per share.

As of January 31, 2007 the Company had 2,000,000 shares of common stock issued and outstanding.

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2007


NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,000,000 shares issued and outstanding.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors and officers of Oliver Creek Resources Inc., whose one year terms will expire 11/30/07, or at such a time as their successor(s) shall be elected and qualified are as follows:

                                                         Date
Name & Address               Age      Position      First Elected   Term Expires
--------------               ---      --------      -------------   ------------
Bruce Thomson                59       President,       11/30/05       11/30/07
6952 Lanark Street                    Treasurer,
Vancouver, BC                         CFO, CEO &
Canada  V5P 2Z7                       Director

Samantha Thomson             28       Secretary,       11/30/05       11/30/07
203 - 1508 West 2nd Avenue            Director
Vancouver, BC
Canada  V6J 1H2

The foregoing persons are promoters of Oliver Creek Resources, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Thomson currently devotes 7 - 10 hours per week to company matters. Ms. Thomson, currently devotes approximately 5 hours per month to company matters, but will be available to assist Mr. Thomson with some of his duties as and when needed. After receiving funding per our business plan Mr. Thomson intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

RESUMES

BRUCE THOMSON has been the President, CEO, Treasurer, CFO, and Director of the Company since inception. From August 2004 to the present he has been President, CEO and a Director of Premium Petroleum Inc., a publicly-traded Wyoming corporation trading on the Pink Sheets that is in business of oil and gas exploration and development. From May 2004 to the present he has been Chairman of Hallmark Financial Solutions Inc. of Vancouver, BC, a privately-held British Columbia corporation, providing consulting and investment services. From 2000 to 2004 he was a self-employed business consultant involved in venture capital finance operating out of Vancouver, BC.

Mr. Thomson graduated in 1970 from the University of British Columbia located in Vancouver, BC, obtaining the degree of Bachelor of Applied Science in Electrical Engineering (B.A.Sc.). Through option courses he also completed 50% of the required credits toward an MBA degree while studying engineering. In 1991 he passed the Canadian Securities Course from the Canadian Securities Institute and obtained a securities license allowing him to practice as an investment advisor to do venture capital financing and retail brokerage in Canada, which he did until April 2000.

During the period of 1982 to 1987 Mr. Thomson was a founding shareholder and director of Hycroft Resources and Development Corporation, a successful gold mining company which traded on the Toronto Stock Exchange. After raising over $50,000,000 in funding, the company's Cowfoot Project near Winnemucca, Nevada, the property was put into production and yielded over 100,000 ounces of gold per year for 12 years.

Mr. Thomson has over 30 years of entrepreneurial business experience in private and public companies, with expertise in management, marketing, and finance.

SAMANTHA THOMSON has been the Secretary and a Director of the Company since inception. Since June 2004 she has been working as a Corporate Finance Associate for Craigdarloch Holdings Ltd. in Vancouver, BC; a Private Equity Fund that invests primarily in real estate development and various small venture capital projects. From May 2004 to the present she has been President of Hallmark Financial Solutions Inc. of Vancouver, BC, a privately held British Columbia corporation, providing consulting and investment services. From January 2003 to June 2004 she worked for Optimum Public Relations, a division of Cossette Communication; the largest marketing communications firm in Canada and a publicly-traded company. As an account coordinator, she implemented media relations initiatives for small to large blue chip companies.

From June 2001-September 2002 she attended Queensland University of Technology's school of business in Brisbane, Australia where she was awarded an academic scholarship and received a Masters of Business (Communications) (MBCom) degree in marketing communications. Prior to her studies at QUT, she attended the University of Louisiana, Lafayette where she received a Bachelor of Arts (B.A.) degree in public relations in December 2000.

ITEM 10 - EXECUTIVE COMPENSATION

Our current officers receive no compensation. The current Board of Directors is comprised of Mr. Bruce Thomson and Ms. Samantha Thomson.

                           Summary Compensation Table

                                               Other
 Name &                                       annual      Restricted                           All other
principle                                     compen-       stock      Options      LTIP       compen-
position       Year   Salary($)   Bonus($)   sation($)    awards($)    SARs($)    Payouts($)   sation($)
--------       ----   ---------   --------   ---------    ---------    -------    ----------   ---------
B Thomson      2006      -0-        -0-         -0-          -0-         -0-          -0-          -0-
President      2005      -0-        -0-         -0-          -0-         -0-          -0-          -0-

S Thomson      2006      -0-        -0-         -0-          -0-         -0-          -0-          -0-
Secretary      2005      -0-        -0-         -0-          -0-         -0-          -0-          -0-

There are no current employment agreements between the company and its executive officers.

On November 30, 2005, a total of 1,000,000 shares of Common Stock were issued to Mr. Thomson in exchange for cash in the amount of $10,000 U.S., or $.01 per share.

The terms of these stock issuances were as fair to the company, in the opinion of the Board of Directors, as could have been made with an unaffiliated third party. In making this determination they relied upon the fact that the 1,000,000 shares were valued at $0.01and purchased for $10,000 in cash.

The officers currently devote an immaterial amount of time to manage the affairs of the company. Mr. Thomson currently devotes approximately 7 - 10 hours per week, and Ms. Thomson 5 hours per month. They have agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of Oliver Creek Resources' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock:

     Name & Address                       No. of           Percentage of
   of Beneficial Owner                    Shares             Ownership
   -------------------                    ------             ---------

     Bruce Thomson                       1,000,000              50%
     6952 Lanark Street
     Vancouver, BC
     Canada V5P 2Z7

     Samantha Thomson                            0               0%
     203 - 1508 West 2nd Ave.
     Vancouver, BC
     Canada V6J 1H2

     All Officers and
     Directors as a Group                1,000,000              50%

(1) Each of the persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Thomson, the officer and a director of the corporation. Beginning February 1, 2006 the company will pay Mr. Thomson $100 per month rent for the use of the premises.

Bruce Thomson is the father of Samantha Thomson.

As of January 31, 2006, there is a total of $420 that has been forwarded by Bruce Thomson to the Company with no specific repayment terms.

Mr. Thomson and Ms. Thomson, the officers and directors of the company, were not be paid for any underwriting services that they performed on our behalf with respect to our offering.

On November 30, 2005, a total of 1,000,000 shares of Common Stock were issued to Mr. Thomson in exchange for $10,000 US, or $.01 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by an officer and director of the Company. (See "Principal Stockholders".)

ITEM 13 - EXHIBITS

The following exhibits are included with this filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-132258, at the SEC website at www.sec.gov:

     Exhibit
     Number                         Description
     ------                         -----------
      3.(i)      Articles of Incorporation *
      3.(ii)     Bylaws *
      31.1       Sec. 302 Certification of Principal Executive Officer
      31.2       Sec. 302 Certification of Principal Financial Officer
      32.1       Sec. 906 Certification of Principal Executive Officer
      32.2       Sec. 906 Certification of Principal Financial Officer

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $Nil for audit-related services were $4,200, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2007.

For the year ended January 31, 2006, the total fees charged to the company for audit services were $Nil, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2007                   Oliver Creek Resources Inc., Registrant


                                     /s/ Bruce Thomson
                                     -----------------------------------
                                 By: Bruce Thomson, Director, President,
                                     Principal Executive Officer,
                                     Principal Financial Officer,
                                     Principal Accounting Officer