Form 10QSB
period 2007-04-30
Oliver Creek Resources Inc.
filed 2007-06-14
CIK 1353406

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934


                       For the Period ended April 30, 2007

                        Commission File Number 333-132258


                           OLIVER CREEK RESOURCES INC.
                 (Name of small business issuer in its charter)


        Nevada                                                  20-3866475
(State of incorporation)                                (IRS Employer ID Number)


                           250 - 5135 Camino Al Norte,
                            North Las Vegas, NV 89031
                          Telephone/Fax: (702) 441-0447
          (Address and telephone number of principal executive offices)

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

There were 2,000,000 shares of Common Stock outstanding as of April 30, 2007.

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                   As of              As of
                                                                  April 30,         January 31,
                                                                    2007               2007
                                                                  --------           --------
                                                                 (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $ 42,397           $ 45,810
  Deposit                                                            2,500              2,500
                                                                  --------           --------
TOTAL CURRENT ASSETS                                                44,897             48,310
                                                                  --------           --------

                                                                  $ 44,897           $ 48,310
                                                                  ========           ========

 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                   2,500              2,200
  Loan Payable - (related party)                                       185                420
                                                                  --------           --------
TOTAL CURRENT LIABILITIES                                            2,685              2,620
                                                                  --------           --------

TOTAL LIABILITIES                                                    2,685              2,620

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,000,000 shares issued and outstanding
   as of April 30, and January 31, 2007)                             2,000              2,000
  Additional paid-in capital                                        58,000             58,000
  Deficit accumulated during exploration stage                     (17,788)           (14,310)
                                                                  --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                42,212             45,690
                                                                  --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)          $ 44,897           $ 48,310
                                                                  ========           ========


                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                       Statements of Operations(Unaudited)
--------------------------------------------------------------------------------

                                                                                               November 30, 2005
                                                     Three Months          Three Months          (inception)
                                                       Ended                 Ended                 through
                                                      April 30,             April 30,             April 30,
                                                        2007                  2006                  2007
                                                     -----------           -----------           -----------
REVENUES
  Revenues                                           $        --           $        --           $        97
                                                     -----------           -----------           -----------
TOTAL REVENUES                                                --                    --                    97

OPERATING COSTS
  Administrative Expenses                                    477                 4,669                 9,485
  Professional fees                                        3,000                 2,000                 8,400
                                                     -----------           -----------           -----------
TOTAL OPERATING COSTS                                      3,477                 6,669                17,885
                                                     -----------           -----------           -----------

NET INCOME (LOSS)                                    $    (3,477)          $    (6,669)          $   (17,788)
                                                     ===========           ===========           ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE          $     (0.00)          $     (0.01)
                                                     ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                             2,000,000             1,001,618
                                                     ===========           ===========


                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
            Statement of Changes in Stockholders' Equity (Unaudited)
            From November 30, 2005 (Inception) through April 30, 2007
--------------------------------------------------------------------------------


                                                                                            Deficit
                                                                                          Accumulated
                                                               Common      Additional       During
                                                  Common       Stock        Paid-in       Exploration
                                                  Stock        Amount       Capital         Stage         Total
                                                  -----        ------       -------         -----         -----
BALANCE, NOVEMBER 30, 2005                             --      $   --       $    --       $     --       $     --

Stock issued for cash on November 30, 2005
 @ $0.01 per share                              1,000,000       1,000         9,000                        10,000

Net loss, January 31, 2006                                                                      (8)            (8)
                                                ---------      ------       -------       --------       --------

BALANCE, JANUARY 31, 2006                       1,000,000       1,000         9,000             (8)         9,992
                                                ---------      ------       -------       --------       --------
Stock issued for cash from SB-2 offering
 @ $0.05 per share                              1,000,000       1,000        49,000                        50,000

Net loss, January 31, 2007                                                                 (14,303)       (14,303)
                                                ---------      ------       -------       --------       --------
BALANCE, JANUARY 31, 2007                       2,000,000       2,000        58,000        (14,311)        45,689
                                                ---------      ------       -------       --------       --------
Net loss, April 30, 2007                                                                    (3,477)        (3,477)
                                                ---------      ------       -------       --------       --------
BALANCE, APRIL 30, 2007                         2,000,000      $2,000       $58,000       $(17,788)      $ 42,212
                                                =========      ======       =======       ========       ========

                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                   November 30, 2005
                                                                Three Months       Three Months       (inception)
                                                                   Ended              Ended             through
                                                                  April 30,          April 30,          April 30,
                                                                    2007               2006               2007
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (3,477)          $ (6,669)          $(17,788)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                      --                 --             (2,500)
    Increase (decrease) in Accounts Payable                            300                 --              2,500
    Increase (decrease) in Loan Payable - (related party)             (235)               300                185
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (3,412)            (6,369)           (17,603)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                144              2,000
  Additional paid-in capital                                            --              7,056             58,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --              7,200             60,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (3,412)               831             42,397

CASH AT BEGINNING OF PERIOD                                         45,810             10,022                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 42,397           $ 10,854           $ 42,397
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2007


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Oliver Creek Resources Inc. (the Company) was incorporated under the laws of the State of Nevada on November 30, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has commenced the initial phase of its exploration program.

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

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2007


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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be not realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to April 30, 2007 and generated a net loss of $17,788. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $42,397 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are currently 2,000,000 warrants outstanding exercisable at a price of $.10 per share expiring March 22, 2008. There are currently no outstanding options to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Between February 1, 2006 and January 31, 2007 the Company paid a director $100 per month for use of office space and services. Both officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2007


NOTE 5. RELATED PARTY TRANSACTIONS (Continued)

As of April 30, 2007, there is a total of $185 that is due to Bruce Thomson with no specific repayment terms.

NOTE 6. INCOME TAXES

                                                            As of April 30, 2007
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 6,048
     Other                                                              0
                                                                  -------
     Gross deferred tax assets                                      6,048
     Valuation allowance                                           (6,048)
                                                                  -------

     Net deferred tax assets                                      $     0
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

NOTE 7. NET OPERATING LOSSES

As of April 30, 2007, the Company has a net operating loss carryforwards of approximately $17,788. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On June 12, 2006 the Company issued 1,000,000 units from the Company's registered SB-2 offering reflecting 1,000,000 shares of common stock.

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2007


NOTE 8. STOCK TRANSACTIONS (Continued)

As of April 30, 2007 the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at April 30, 2007 was $42,397. Cash provided by financing activities since inception is as follows:

     1. On November 30, 2005, a total of 1,000,000 shares of Common Stock were issued to Mr. Thomson, a director, in exchange for cash in the amount of $10,000, or $.01 per share.

     2. During the months of April - June, 2006 1,000,000 units from the Company's registered SB-2 offering were sold reflecting 1,000,000 shares of common stock at issued price $0.05 per share for a total of $50,000. Each unit consists of one share and one share purchase warrant. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on March 22, 2008 and is exercisable at a price of $.10 per share.

Our plan of operation for the first twelve months after the receipt of our funding was to complete the initial phase of exploration on the claim consisting of the detailed geological mapping of all roads within and buttressing the claims and silt sampling of every drainage or draw (soil sampling if necessary). This work is important in establishing the base and anomalous geochemical values and the structural implication of the drainages as faults or contacts. The Phase I budget covers detailed geological mapping; silt (soil if necessary) geochemical sampling, geophysical surveying and trenching of the defined zones; and prospecting. It is estimated to cost $44,000 and take approximately 8 weeks to complete. We have paid a deposit of $2,500 to the geologist to commence Phase 1 of the exploration program on the claim and he has commenced the program. To date we have not received any reports from the geologist.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to April 30, 2007, we had no revenues and incurred net operating losses of $17,788, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

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

CRITICAL ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our January 31, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB on the SEC website at www.sec.gov under our SEC File Number 333-132258.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, filed under SEC File Number 333-132258, at the SEC website at www.sec.gov:

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

June 13, 2007             Oliver Creek Resources Inc., Registrant


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

June 13, 2007             Oliver Creek Resources Inc., Registrant


                          By: /s/ Bruce Thomson
                              --------------------------------------------------
                              Bruce Thomson, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer