Form 10QSB
period 2007-10-31
Oliver Creek Resources Inc.
filed 2007-12-17
CIK 1353406

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                      For the Period ended October 31, 2007

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

There were 2,000,000 shares of Common Stock outstanding as of October 31, 2007.

                           Chang G. Park, CPA, Ph. D.
             * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615 *
       * TELEPHONE (858)722-5953 * FAX (858) 408-2695 * FAX (858) 764-5480
                         * E-MAIL changgpark@gmail.com *
--------------------------------------------------------------------------------

             Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Oliver Creek Resources, Inc.
(An Exploration Stage Company)

We have reviewed the accompanying balance sheet of Oliver Creek Resources, Inc. (the Exploration Stage "Company") as of October 31, 2007, and the related statements of operation, changes in stockholders' equity (deficit), and cash flows for the nine months and three months ended October 31, 2007 and for the period from November 30, 2005 (inception) through October 31, 2007. These financial statements are the responsibility of the Company's management.

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

November 19, 2007
Chula Vista, California


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       October 31,        January 31,
                                                                          2007               2007
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 35,166           $ 45,810
  Deposit                                                                     --              2,500
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      35,166             48,310
                                                                        --------           --------

                                                                        $ 35,166           $ 48,310
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                         1,000              2,200
  Loan Payable - (related party)                                             195                420
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  1,195              2,620
                                                                        --------           --------

TOTAL LIABILITIES                                                          1,195              2,620

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,000,000 shares issued and outstanding
   as of October 31, and January 31, 2007)                                 2,000              2,000
  Additional paid-in capital                                              58,000             58,000
  Deficit accumulated during exploration stage                           (26,029)           (14,310)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      33,971             45,690
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 35,166           $ 48,310
                                                                        ========           ========


                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                       Statements of Operations(Unaudited)
--------------------------------------------------------------------------------

                                                                                                    November 30, 2005
                                      Nine Months     Nine Months    Three Months    Three Months     (inception)
                                        Ended           Ended           Ended           Ended           through
                                      October 31,     October 31,     October 31,     October 31,      October 31,
                                         2007            2006            2007            2006             2007
                                      ----------      ----------      ----------      ----------       ----------
REVENUES
  Revenues                            $       --      $       97      $       --      $       97       $       97
                                      ----------      ----------      ----------      ----------       ----------
TOTAL REVENUES                                --              97              --              97               97

OPERATING COSTS
  Administrative Expenses                  7,219           8,110             195           1,811           16,226
  Professional fees                        4,500           4,200              --           1,200            9,900
                                      ----------      ----------      ----------      ----------       ----------
TOTAL OPERATING COSTS                     11,719          12,310             195           3,011           26,126
                                      ----------      ----------      ----------      ----------       ----------

NET INCOME (LOSS)                     $  (11,719)     $  (12,213)     $     (195)     $   (2,914)      $  (26,029)
                                      ==========      ==========      ==========      ==========       ==========

BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE                            $    (0.01)     $    (0.01)     $    (0.00)     $    (0.00)
                                      ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING             2,000,000       1,542,828       2,000,000       2,000,000
                                      ==========      ==========      ==========      ==========


                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
            Statement of Changes in Stockholders' Equity (Unaudited)
           From November 30, 2005 (Inception) through October 31, 2007
--------------------------------------------------------------------------------


                                                                                            Deficit
                                                                                          Accumulated
                                                               Common      Additional       During
                                                  Common       Stock        Paid-in       Exploration
                                                  Stock        Amount       Capital         Stage         Total
                                                  -----        ------       -------         -----         -----
BALANCE, NOVEMBER 30, 2005                             --      $   --       $    --       $     --       $     --

Stock issued for cash on November 30, 2005
 @ $0.01 per share                              1,000,000       1,000         9,000                        10,000

Net loss, January 31, 2006                                                                      (8)            (8)
                                                ---------      ------       -------       --------       --------

BALANCE, JANUARY 31, 2006                       1,000,000       1,000         9,000             (8)         9,992
                                                ---------      ------       -------       --------       --------
Stock issued for cash from SB-2 offering
 @ $0.05 per share                              1,000,000       1,000        49,000                        50,000

Net loss, January 31, 2007                                                                 (14,303)       (14,303)
                                                ---------      ------       -------       --------       --------

BALANCE, JANUARY 31, 2007                       2,000,000       2,000        58,000        (14,310)        45,690
                                                ---------      ------       -------       --------       --------

Net loss, October 31, 2007                                                                 (11,719)       (11,719)
                                                ---------      ------       -------       --------       --------

BALANCE, OCTOBER 31, 2007                       2,000,000      $2,000       $58,000       $(26,029)      $ 33,971
                                                =========      ======       =======       ========       ========

                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    November 30, 2005
                                                                Nine Months        Nine Months         (inception)
                                                                   Ended              Ended              through
                                                                 October 31,        October 31,        October 31,
                                                                    2007               2006               2007
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(11,719)          $(12,213)          $(26,029)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                   2,500                 --                 --
    Increase (decrease) in Accounts Payable                         (1,200)             1,000              1,000
    Increase (decrease) in Loan Payable - (related party)             (225)               170                195
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (10,644)           (11,043)           (24,834)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --              1,000              2,000
  Additional paid-in capital                                            --             49,000             58,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --             50,000             60,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (10,644)            38,957             35,166

CASH AT BEGINNING OF PERIOD                                         45,810             10,022                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 35,166           $ 48,979           $ 35,166
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2007


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

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2007


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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be not realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to October 31, 2007 and generated a net loss of $26,029. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $35,166 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2007


NOTE 5. RELATED PARTY TRANSACTIONS (Continued)

As of October 31, 2007, there is a total of $195 that is due to Bruce Thomson with no specific repayment terms.

NOTE 6. INCOME TAXES

                                                          As of October 31, 2007
                                                          ----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 8,850
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                     8,850
     Valuation allowance                                          (8,850)
                                                                 -------

     Net deferred tax assets                                     $     0
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

NOTE 7. NET OPERATING LOSSES

As of October 31, 2007, the Company has a net operating loss carryforwards of approximately $26,029. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2007


NOTE 8. STOCK TRANSACTIONS (Continued)

As of October 31, 2007 the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at October 31, 2007 was $35,166. Cash provided by financing activities since inception is as follows:

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

Our plan of operation for the first twelve months after the receipt of our funding was to complete the initial phase of exploration on the claim consisting of the detailed geological mapping of all roads within and buttressing the claims and silt sampling of every drainage or draw. This work is important in establishing the base and anomalous geochemical values and the structural implication of the drainages as faults or contacts. The Phase I budget covered detailed geological mapping; silt geochemical sampling, geophysical surveying and trenching of the defined zones; and prospecting. The geologist has completed Phase 1 of the exploration program on the claim and we have recently received his report. We are currently in discussion with him as to the merit of the claim and his professional opinion regarding proceeding to Phase II if we can raise the necessary funding.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to October 31, 2007, we had no revenues and incurred net operating losses of $26,029, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement and periodic reports as well as our exploration program.

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
                                                                      ========

PHASE II:

The Phase II exploration program is contingent on the success of the Phase I program. Diamond drilling is foreseen to be the logical next step. The minimum estimated cost of the Phase II program is $195,000. The soonest we would anticipate beginning Phase II would be in spring 2008.

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

The geologist has completed Phase 1 of the exploration program on the claim and we have recently received his report. We are currently in discussion with him as to the merit of the claim and his professional opinion regarding proceeding to Phase II if we can raise the necessary funding. Following phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds through the exercise of the warrants, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $195,000 and will take approximately four months to complete.

Subject to financing and the positive results of our Phase 1 exploration, we anticipate commencing the second phase of our exploration program in spring 2008. We will require additional funding from the exercise of the warrants to proceed with the second phase of recommended work which includes drilling on the claim. We cannot provide investors with any assurance that we will be able to raise sufficient funds from the exercise of the warrants to fund any work after the first phase of the exploration program.

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

December 13, 2007         Oliver Creek Resources Inc., Registrant


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

December 13, 2007         Oliver Creek Resources Inc., Registrant


                          By: /s/ Bruce Thomson
                             --------------------------------------------------
                             Bruce Thomson, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer