Form 10-K
period 2008-01-31
Oliver Creek Resources Inc.
filed 2008-04-17
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2008

                        Commission file number 333-132258


                           Oliver Creek Resources Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                 20-3866475
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                           250 - 5135 Camino Al Norte,
                            North Las Vegas, NV 89031
               (Address of Principal Executive Offices & Zip Code)

                                  (702)441-0447
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Non-accelerated filer [ ]
Accelerated filer [ ]                              Smaller reporting company [X]
(Do not check if a smaller reporting Smaller reporting

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of January 31, 2008, the registrant had 2,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of January 31, 2008.

                           OLIVER CREEK RESOURCES INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.  Business                                                             3
Item 1A. Risk Factors                                                        11
Item 2.  Properties                                                          13
Item 3.  Legal Proceedings                                                   13
Item 4.  Submission of Matters to a Vote of Securities Holders               13

                                    Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  14
Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          14
Item 8.  Financial Statements and Supplementary Data                         17
Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           27
Item 9A. Controls and Procedures                                             27

                                    Part III

Item 10. Directors and Executive Officers                                    27
Item 11. Executive Compensation                                              29
Item 12. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    30
Item 13. Certain Relationships and Related Transactions                      31
Item 14. Principal Accounting Fees and Services                              31

                                    Part IV

Item 15. Exhibits                                                            32

Signatures                                                                   32

                                     PART I

ITEM 1. BUSINESS

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

We have completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 1,000,000 units at a price of $0.05 per unit. Each unit consisted of one share and one share purchase warrant. Each share purchase warrant was valid for a period of two years from the date of the prospectus and expired on March 22, 2008 with none being exercised. The offering was completed on June 12, 2006 for total proceeds to the company of $50,000 (1,000,000 units at $0.05).

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

The discussions contained herein are management's estimates. Because we have only recently commenced our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding necessary to proceed with any subsequent work on the claims if mineralization is found in Phase 1.

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

                      [MAP SHOWING THE PROPERTY LOCATION]

                        [MAP SHOWING THE CLAIMS OUTLINE]



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

ITEM 1A. RISK FACTORS

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

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of gold, copper or other minerals. We have a geological report detailing previous exploration in the area, and the claim has been prospected, sampled, staked and phase 1 of the exploration program has been commenced. However; there is the possibility that the previous work was not carried out properly and the Thistle Claim does not contain any reserves, resulting in any funds spent by us on exploration being lost.

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

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended January 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since October 12, 2006 our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol OVCR. There has been no active trading market and thus no high and low sales prices to report.

SHARES AVAILABLE UNDER RULE 144

There are currently 1,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 1,000,000 shares are held by our officer and director. In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least six months, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale.

HOLDERS

As of January 31, 2008, we have 2,000,000 Shares of $0.001 par value common stock issued and outstanding held by 29 shareholders of record.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $30,342 in expenses through January 31, 2008.

Our cash in the bank at January 31, 2008 was $30,853. Cash provided by financing activities since inception is as follows:

     1. On November 30, 2005, a total of 1,000,000 shares of Common Stock were issued to Mr. Thomson, a director, in exchange for cash in the amount of $10,000, or $.01 per share.

     2. During the months of April - June, 2006 1,000,000 units from the Company's registered SB-2 offering were sold reflecting 1,000,000 shares of common stock at issued price $0.05 per share for a total of $50,000. Each unit consisted of one share and one share purchase warrant. Each share purchase warrant was valid for a period of two years from the date of the prospectus, expiring on March 22, 2008. None of the warrants were exercised prior to expiration.

Our plan of operation for the first twelve months after the receipt of our funding was to complete the initial phase of exploration on the claim consisting of the detailed geological mapping of all roads within and buttressing the claims and silt sampling of every drainage or draw. This work is important in establishing the base and anomalous geochemical values and the structural implication of the drainages as faults or contacts. The Phase I budget covered detailed geological mapping; silt geochemical sampling, geophysical surveying and trenching of the defined zones; and prospecting. The geologist has completed the field work of Phase 1 of the exploration program on the claim and we have recently received his report. We are currently in discussion with him as to the merit of the claim and his professional opinion regarding proceeding to Phase II if we can raise the necessary funding.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to January 31, 2008, we had no revenues and incurred net operating losses of $30,342, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement and periodic reports as well as our exploration program.

GOING CONCERN

Oliver Creek Resources Inc. is an exploration stage company and currently has no operations. Our independent auditor has issued an audit opinion for Oliver Creek Resources which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

PLAN OF OPERATION

Following is an outline of our exploration program:

PHASE I

The initial phase of exploration on the claim consisted of the detailed geological mapping of all roads within and buttressing the claims and silt sampling of every drainage or draw. This work was important in establishing the base and anomalous geochemical values and the structural implication of the drainages as faults or contacts. The Phase I budget covered detailed geological mapping; silt geochemical sampling, geophysical surveying and trenching of the defined zones; and prospecting.

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
                                                                        =======

PHASE II:

The Phase II exploration program is contingent on the success of the Phase I program. Diamond drilling is foreseen to be the logical next step. The minimum estimated cost of the Phase II program is $195,000. The soonest we would anticipate beginning Phase II would be in summer 2008.

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

The geologist has completed the field work of Phase 1 of the exploration program on the claim and we have recently received his report. We are currently in discussion with him as to the merit of the claim and his professional opinion regarding proceeding to Phase II if we can raise the necessary funding. Following phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $195,000 and will take approximately four months to complete.

Subject to financing and the positive results of our Phase 1 exploration, we anticipate commencing the second phase of our exploration program in summer 2008. We will require additional funding to proceed with the second phase of recommended work which includes drilling on the claim. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work after the first phase of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
             * 371 E STREET * CHULA VISTA o CALIFORNIA 91910-2615 *
       * TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480
                         * E-MAIL changgpark@gmail.com *


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Oliver Creek Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Oliver Creek Resources, Inc. (the exploration stage "Company") as of January 31, 2008 and 2007 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period from November 30, 2005 (inception) to January 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Oliver Creek Resources, Inc. as of January 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and the period of November 30, 2005 (inception) to January 31, 2008 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang Park
--------------------------------
CHANG G. PARK, CPA

April 2, 2008
San Diego, CA. 91910


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       January 31,        January 31,
                                                                          2008               2007
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 30,853           $ 45,810
  Deposit                                                                     --              2,500
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      30,853             48,310
                                                                        --------           --------

                                                                        $ 30,853           $ 48,310
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                         1,000              2,200
  Loan Payable - (related party)                                             195                420
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  1,195              2,620
                                                                        --------           --------

TOTAL LIABILITIES                                                          1,195              2,620

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,000,000 shares issued and outstanding
   as of January 31, 2008 and January 31, 2007)                            2,000              2,000
  Additional paid-in capital                                              58,000             58,000
  Deficit accumulated during exploration stage                           (30,342)           (14,310)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      29,658             45,690
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 30,853           $ 48,310
                                                                        ========           ========


                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                            November 30, 2005
                                                                                              (inception)
                                                     Year Ended           Year Ended            through
                                                     January 31,          January 31,          January 31,
                                                        2008                 2007                 2008
                                                     ----------           ----------           ----------
REVENUES
  Revenues                                           $       --           $       --           $       --
                                                     ----------           ----------           ----------
TOTAL REVENUES                                               --                   --                   --

OPERATING COSTS
  Administrative Expenses                                 8,532                9,000               17,539
  Professional fees                                       7,500                5,400               12,900
                                                     ----------           ----------           ----------
TOTAL OPERATING COSTS                                    16,032               14,400               30,439

OTHER INCOME (EXPENSES)
  Gain from currency exchange                                --                   97                   97
                                                     ----------           ----------           ----------
TOTAL OTHER INCOME                                           --                   97                   97
                                                     ----------           ----------           ----------

NET INCOME (LOSS)                                    $  (16,032)          $  (14,303)          $  (30,342)
                                                     ==========           ==========           ==========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE          $    (0.01)          $    (0.01)
                                                     ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            2,000,000            1,641,096
                                                     ==========           ==========


                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From November 30, 2005 (Inception) through January 31, 2008
--------------------------------------------------------------------------------


                                                                                            Deficit
                                                                                          Accumulated
                                                               Common      Additional       During
                                                  Common       Stock        Paid-in       Exploration
                                                  Stock        Amount       Capital         Stage         Total
                                                  -----        ------       -------         -----         -----
BALANCE, NOVEMBER 30, 2005                             --      $   --       $    --       $     --       $     --

Stock issued for cash on November 30, 2005
 @ $0.01 per share                              1,000,000       1,000         9,000                        10,000

Net loss, January 31, 2006                                                                      (8)            (8)
                                                ---------      ------       -------       --------       --------

BALANCE, JANUARY 31, 2006                       1,000,000       1,000         9,000             (8)         9,992
                                                ---------      ------       -------       --------       --------
Stock issued for cash from SB-2 offering
 @ $0.05 per share                              1,000,000       1,000        49,000                        50,000

Net loss, January 31, 2007                                                                 (14,303)       (14,303)
                                                ---------      ------       -------       --------       --------

BALANCE, JANUARY 31, 2007                       2,000,000       2,000        58,000        (14,310)        45,690
                                                ---------      ------       -------       --------       --------

Net loss, January 31, 2008                                                                 (16,032)       (16,032)
                                                ---------      ------       -------       --------       --------

BALANCE, JANUARY 31, 2008                       2,000,000      $2,000       $58,000       $(30,342)      $ 29,658
                                                =========      ======       =======       ========       ========


                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   November 30, 2005
                                                                                                      (inception)
                                                                Year Ended         Year Ended           through
                                                                January 31,        January 31,        January 31,
                                                                   2008               2007               2008
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $(16,032)          $(14,303)          $(30,342)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                  2,500             (2,500)                --
    Increase (decrease) in Accounts Payable                        (1,200)             2,200              1,000
    Increase (decrease) in Loan Payable - (related party)            (225)               390                195
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (14,957)           (14,213)           (29,147)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             --              1,000              2,000
  Additional paid-in capital                                           --             49,000             58,000
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          --             50,000             60,000
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   (14,957)            35,787             30,853

CASH AT BEGINNING OF PERIOD                                        45,810             10,022                 --
                                                                 --------           --------           --------

CASH AT END OF PERIOD                                            $ 30,853           $ 45,810           $ 30,853
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $     --           $     --           $     --
                                                                 ========           ========           ========
  Income Taxes                                                   $     --           $     --           $     --
                                                                 ========           ========           ========


                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2008


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

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2008


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

F. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2008


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS No. 141 (revised December 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141, "Business Combinations." This statement requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition-date full fair values. SFAS 141R requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize a gain. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. SFAS 141R is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 requires non-controlling interests to be treated as a separate component of equity, rather than a liability or other item outside of equity. This statement also requires the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the income statement. Changes in a parent's ownership interest, as long as the parent retains a controlling financial interest, must be accounted for as equity transactions, and should a parent cease to have a controlling financial interest, SFAS 160 requires the parent to recognize a gain or loss in net income. Expanded disclosures in the consolidated financial statements are required by this statement and must clearly identify and distinguish between the interest of the parent's owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is to be applied prospectively for fiscal years beginning on or after December 15, 2008, with the exception of presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.

The adoption of these new Statements, when effective, is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2008


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to January 31, 2008 and generated a net loss of $30,342. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $30,853 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

As of January 31, 2008, there is a total of $195 that is due to Bruce Thomson with no specific repayment terms.

NOTE 6. INCOME TAXES

                                                          As of January 31, 2008
                                                          ----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 10,316
     Other                                                              0
                                                                 --------
     Gross deferred tax assets                                     10,316
     Valuation allowance                                          (10,316)
                                                                 --------

     Net deferred tax assets                                     $      0
                                                                 ========

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2008


NOTE 6. INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of January 31, 2008, the Company has a net operating loss carryforwards of approximately $30,342. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of January 31, 2008 the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,000,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The directors and officers of Oliver Creek Resources Inc., whose one year terms will expire 11/30/08, or at such a time as their successor(s) shall be elected and qualified are as follows:

                                                         Date
Name & Address               Age      Position      First Elected   Term Expires
--------------               ---      --------      -------------   ------------
Bruce Thomson                59       President,       11/30/05       11/30/08
6952 Lanark Street                    Treasurer,
Vancouver, BC                         CFO, CEO &
Canada  V5P 2Z7                       Director

Samantha Thomson             28       Secretary,       11/30/05       11/30/08
203 - 1508 West 2nd Avenue            Director
Vancouver, BC
Canada  V6J 1H2

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

Mr. Thomson currently devotes 7 - 10 hours per week to company matters. Ms. Thomson, currently devotes approximately 5 hours per month to company matters, but will be available to assist Mr. Thomson with some of his duties as and when needed. Mr. Thomson intends to devote as much time as the board of directors deems necessary to manage the affairs of the company in the future.

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

B Thomson       2007     0         0           0            0          0            0             0         0
CEO, President  2006     0         0           0            0          0            0             0         0
& Director


S Thomson,      2007     0         0           0            0          0            0             0         0
Secretary &     2006     0         0           0            0          0            0             0         0
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
B Thomson      0              0              0           0           0           0            0           0            0

S Thomson      0              0              0           0           0           0            0           0            0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
B Thomson            0         0           0            0                0               0            0

S Thomson            0         0           0            0                0               0            0

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

----------
(1) Each of the persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Thomson, the officer and a director of the corporation. Between February 1, 2006 and January 31, 2007 the company paid Mr. Thomson $100 per month rent for the use of the premises, since January 31, 2008 the premises have been provided at no charge.

Bruce Thomson is the father of Samantha Thomson.

As of January 31, 2008, there is a total of $195 that has been forwarded by Bruce Thomson to the Company with no specific repayment terms.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $7,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2008.

For the year ended January 31, 2007, the total fees charged to the company for audit services were $5,900, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                            Description
     ------                            -----------

      * 3(i)               Articles of Incorporation
      * 3(ii)              Bylaws
       31                  Sec. 302 Certification of CEO/CFO
       32                  Sec. 906 Certification of CEO/CFO

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on April 16, 2008.

                                       Oliver Creek Resources Inc.


                                           /s/ Bruce Thomson
                                           -------------------------------------
                                       By: Bruce Thomson
                                           (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.


/s/ Bruce Thomson                                                April 16, 2008
-------------------------------------                            --------------
Bruce Thomson, President & Director                                   Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)


/s/ Samantha Thomson                                             April 16, 2008
-------------------------------------                            --------------
Samantha Thomson, Secretary & Director                                Date