Form 10-Q
period 2008-04-30
Oliver Creek Resources Inc.
filed 2008-06-05
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

                        Commission file number 333-132258


                           Oliver Creek Resources Inc.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                           250 - 5135 Camino Al Norte,
                            North Las Vegas, NV 89031
          (Address of principal executive offices, including zip code)

                                  (702)441-0447
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 shares as of June 3, 2008

ITEM 1. FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
     * 2667 Camino Del Rio S. Plaza B * San Diego * CALIFORNIA 92108-3707 *
      * TELEPHONE (866) 573-5910 * FAX (858) 761-0341 * FAX (858) 764-5480
                         * E-MAIL changgpark@gmail.com *


             Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Oliver Creek Resources, Inc.
(An Exploration Stage Company)

We have reviewed the accompanying balance sheet of Oliver Creek Resources, Inc. (the Exploration Stage "Company") as of April 30, 2008, and the related statements of operation, changes in stockholders' equity (deficit), and cash flows for the three months ended April 20, 2008 and for the period from November 30, 2005 (inception) through April 30, 2008. These financial statements are the responsibility of the Company's management.

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


/s/ Chang G. Park
--------------------------------
Chang G. Park, CPA

May 21, 2008
San Diego, California



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        April 30,         January 31,
                                                                          2008               2008
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 30,490           $ 30,853
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      30,490             30,853
                                                                        --------           --------

TOTAL ASSETS                                                            $ 30,490           $ 30,853
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                         7,120              1,000
  Loan Payable - (related party)                                             195                195
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  7,315              1,195
                                                                        --------           --------

TOTAL LIABILITIES                                                          7,315              1,195

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,000,000 shares issued and outstanding
   as of April 30, and January 31, 2008)                                   2,000              2,000
  Additional paid-in capital                                              58,000             58,000
  Deficit accumulated during exploration stage                           (36,825)           (30,342)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      23,175             29,658
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 30,490           $ 30,853
                                                                        ========           ========


                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                       Statements of Operations(Unaudited)
--------------------------------------------------------------------------------

                                                                                            November 30, 2005
                                                    Three Months         Three Months          (inception)
                                                       Ended                Ended               through
                                                      April 30,            April 30,            April 30,
                                                        2008                 2007                 2008
                                                     ----------           ----------           ----------
REVENUES
  Revenues                                           $       --           $       --           $       --
                                                     ----------           ----------           ----------
TOTAL REVENUES                                               --                   --                   --

OPERATING COSTS
  Administrative Expenses                                   983                  477               18,522
  Professional fees                                       5,500                3,000               18,400
                                                     ----------           ----------           ----------
TOTAL OPERATING COSTS                                     6,483                3,477               36,922

OTHER INCOME (EXPENSE)
  Gain from currency exchange                                --                   --                   97
                                                     ----------           ----------           ----------
TOTAL OTHER INCOME                                           --                   --                   97
                                                     ----------           ----------           ----------

NET INCOME (LOSS)                                    $   (6,483)          $   (3,477)          $  (36,825)
                                                     ==========           ==========           ==========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE          $    (0.00)          $    (0.00)
                                                     ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            2,000,000            2,000,000
                                                     ==========           ==========


                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
            From November 30, 2005 (Inception) through April 30, 2008
--------------------------------------------------------------------------------


                                                                                            Deficit
                                                                                          Accumulated
                                                               Common      Additional       During
                                                  Common       Stock        Paid-in       Exploration
                                                  Stock        Amount       Capital         Stage         Total
                                                  -----        ------       -------         -----         -----
BALANCE, NOVEMBER 30, 2005                             --      $   --       $    --       $     --       $     --

Stock issued for cash on November 30, 2005
 @ $0.01 per share                              1,000,000       1,000         9,000                        10,000

Net loss, January 31, 2006                                                                      (8)            (8)
                                                ---------      ------       -------       --------       --------

BALANCE, JANUARY 31, 2006                       1,000,000       1,000         9,000             (8)         9,992
                                                ---------      ------       -------       --------       --------
Stock issued for cash from SB-2 offering
 @ $0.05 per share                              1,000,000       1,000        49,000                        50,000

Net loss, January 31, 2007                                                                 (14,303)       (14,303)
                                                ---------      ------       -------       --------       --------

BALANCE, JANUARY 31, 2007                       2,000,000       2,000        58,000        (14,310)        45,690
                                                ---------      ------       -------       --------       --------

Net loss, January 31, 2008                                                                 (16,032)       (16,032)
                                                ---------      ------       -------       --------       --------

BALANCE, JANUARY 31, 2008                       2,000,000       2,000        58,000        (30,342)        29,658
                                                ---------      ------       -------       --------       --------

Net loss, April 30, 2008                                                                    (6,483)        (6,483)
                                                ---------      ------       -------       --------       --------

BALANCE, APRIL 30, 2008 (UNAUDITED)             2,000,000      $2,000       $58,000       $(36,825)      $ 23,175
                                                =========      ======       =======       ========       ========


                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    November 30, 2005
                                                                Three Months       Three Months        (inception)
                                                                   Ended              Ended              through
                                                                  April 30,          April 30,          April 30,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (6,483)          $ (3,477)          $(36,825)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                      --                 --                 --
    Increase (decrease) in Accounts Payable                          6,120                300              7,120
    Increase (decrease) in Loan Payable - (related party)               --               (235)               195
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (363)            (3,412)           (29,510)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --              2,000
  Additional paid-in capital                                            --                 --             58,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             60,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (363)            (3,412)            30,393

CASH AT BEGINNING OF PERIOD                                         30,853             45,810                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 30,490           $ 42,397           $ 30,490
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2008


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Oliver Creek Resources Inc. (the Company) was incorporated under the laws of the State of Nevada on November 30, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has completed the initial phase of its exploration program.

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

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2008


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

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2008


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

NOTE 3.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to April 30, 2008 and generated a net loss of $36,825. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $30,490 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2008


NOTE 4. RELATED PARTY TRANSACTIONS

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

As of April 30, 2008, there is a total of $195 that is due to Bruce Thomson with no specific repayment terms.

NOTE 5. INCOME TAXES

                                                            As of April 30, 2008
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 12,521
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                      12,521
     Valuation allowance                                           (12,521)
                                                                  --------

     Net deferred tax assets                                      $      0
                                                                  ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. NET OPERATING LOSSES

As of April 30, 2008, the Company has a net operating loss carryforwards of approximately $36,825. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                           OLIVER CREEK RESOURCES INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2008


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

As of April 30, 2008 the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $36,825 in expenses through April 30, 2008. We had a net loss of $6,483 and $3,477 for the three months ended April 30, 2008 and 2007, respectively. These expenses consisted of professional fees and administrative expenses.

Our cash in the bank at April 30, 2008 was $30,490. At the same time our outstanding liabilities were $7,315 consisting of $7,120 in accounts payable and $195 in a loan payable to our director. Cash provided by financing activities since inception is as follows:

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

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to April 30, 2008, we had no revenues and incurred net operating losses of $36,825, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement and periodic reports as well as the first phase of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2008 was $30,490 with outstanding current liabilities of $7,315. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, filed under SEC File Number 333-132258, at the SEC website at www.sec.gov:

Exhibit
Number                                  Description
------                                  -----------

  3.1       Articles of Incorporation*
  3.2       Bylaws*
 31         Sec. 302 Certification of Chief Executive & Chief Financial Officer
 32         Sec. 906 Certification of Chief Executive & Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 3, 2007              Oliver Creek Resources Inc., Registrant


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

June 3, 2007              Oliver Creek Resources Inc., Registrant


                          By: /s/ Bruce Thomson
                             --------------------------------------------------
                             Bruce Thomson, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer