Form 10-Q
period 2008-07-31
Independence Energy Corp.
filed 2008-09-19
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended July 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________ to ______________

                        Commission file number 333-132258


                            Independence Energy Corp.
             (Exact name of registrant as specified in its charter)

           Nevada                                          20-3866475
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


        250 - 5135 Camino Al Norte,
           North Las Vegas, NV                                89031
(Address of principal executive offices)                   (Zip Code)

                                  (702)441-0447
                     (Telephone number, including area code)

                           Oliver Creek Resources Inc.
          (Former name or former address, if changed since last report)

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

24,000,000 common shares issued and outstanding as of September 16, 2008

ITEM 1. FINANCIAL STATEMENTS

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY: OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        July 31,          January 31,
                                                                          2008               2008
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 20,330           $ 30,853
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      20,330             30,853
                                                                        --------           --------

                                                                        $ 20,330           $ 30,853
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                         1,000              1,000
  Loan Payable - (related party)                                              --                195
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  1,000              1,195
                                                                        --------           --------

TOTAL LIABILITIES                                                          1,000              1,195

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,000,000 shares issued and outstanding
   as of July 31, and January 31, 2008)                                    2,000              2,000
  Additional paid-in capital                                              58,000             58,000
  Deficit accumulated during exploration stage                           (40,670)           (30,342)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      19,330             29,658
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 20,330           $ 30,853
                                                                        ========           ========


                       See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY: OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                       Statements of Operations(Unaudited)
--------------------------------------------------------------------------------

                                                                                                         November 30, 2005
                                              Six Months     Six Months    Three Months   Three Months      (inception)
                                                Ended          Ended          Ended          Ended            through
                                               July 31,       July 31,       July 31,       July 31,          July 31,
                                                 2008           2007           2008           2007              2008
                                              ----------     ----------     ----------     ----------        ----------
REVENUES
  Revenues                                    $       --     $       --     $       --     $       --        $       97
                                              ----------     ----------     ----------     ----------        ----------
TOTAL REVENUES                                        --             --             --             --                97

OPERATING COSTS
  Administrative Expenses                          2,828          7,024          1,845          6,547            20,367
  Professional fees                                7,500          4,500          2,000          1,500            20,400
                                              ----------     ----------     ----------     ----------        ----------
TOTAL OPERATING COSTS                             10,328         11,524          3,845          8,047            40,767
                                              ----------     ----------     ----------     ----------        ----------

NET INCOME (LOSS)                             $  (10,328)    $  (11,524)    $   (3,845)    $   (8,047)       $  (40,670)
                                              ==========     ==========     ==========     ==========        ==========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE   $    (0.01)    $    (0.01)    $    (0.00)    $    (0.00)
                                              ==========     ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     2,000,000      2,000,000      2,000,000      2,000,000
                                              ==========     ==========     ==========     ==========


                       See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY: OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
            From November 30, 2005 (Inception) through July 31, 2008
--------------------------------------------------------------------------------


                                                                                            Deficit
                                                                                          Accumulated
                                                               Common      Additional       During
                                                  Common       Stock        Paid-in       Exploration
                                                  Stock        Amount       Capital         Stage         Total
                                                  -----        ------       -------         -----         -----
BALANCE, NOVEMBER 30, 2005                             --      $   --       $    --       $     --       $     --

Stock issued for cash on November 30, 2005
 @ $0.01 per share                              1,000,000       1,000         9,000                        10,000

Net loss, January 31, 2006                                                                      (8)            (8)
                                                ---------      ------       -------       --------       --------

BALANCE, JANUARY 31, 2006                       1,000,000       1,000         9,000             (8)         9,992
                                                ---------      ------       -------       --------       --------
Stock issued for cash from SB-2 offering
 @ $0.05 per share                              1,000,000       1,000        49,000                        50,000

Net loss, January 31, 2007                                                                 (14,303)       (14,303)
                                                ---------      ------       -------       --------       --------

BALANCE, JANUARY 31, 2007                       2,000,000       2,000        58,000        (14,310)        45,690
                                                ---------      ------       -------       --------       --------

Net loss, January 31, 2008                                                                 (16,032)       (16,032)
                                                ---------      ------       -------       --------       --------

BALANCE, JANUARY 31, 2008                       2,000,000       2,000        58,000        (30,342)        29,658
                                                ---------      ------       -------       --------       --------

Net loss, July 31, 2008                                                                    (10,328)       (10,328)
                                                ---------      ------       -------       --------       --------

BALANCE, JULY 31, 2008 (UNAUDITED)              2,000,000      $2,000       $58,000       $(40,670)      $ 19,330
                                                =========      ======       =======       ========       ========


                       See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY: OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    November 30, 2005
                                                                 Six Months         Six Months        (inception)
                                                                   Ended              Ended             through
                                                                  July 31,           July 31,           July 31,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(10,328)          $(11,524)          $(40,670)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                      --              2,500                 --
    Increase (decrease) in Accounts Payable                             --             (1,200)             1,000
    Increase (decrease) in Loan Payable - (related party)             (195)              (225)                --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (10,523)           (10,449)           (39,670)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --              2,000
  Additional paid-in capital                                            --                 --             58,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             60,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (10,523)           (10,449)            20,330

CASH AT BEGINNING OF PERIOD                                         30,853             45,810                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 20,330           $ 35,361           $ 20,330
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY: OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2008


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Independence Energy Corp. (Formerly: Oliver Creek Resources Inc.) (the Company) was incorporated under the laws of the State of Nevada on November 30, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

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

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY: OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2008


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

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY: OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2008


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

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY: OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2008


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to July 31, 2008 and generated a net loss of $40,670. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $20,330 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

NOTE 5. INCOME TAXES

                                                             As of July 31, 2008
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 13,828
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                      13,828
     Valuation allowance                                           (13,828)
                                                                  --------

     Net deferred tax assets                                      $      0
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

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY: OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2008


NOTE 6. NET OPERATING LOSSES

As of July 31, 2008, the Company has a net operating loss carryforwards of approximately $40,670. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of July 31, 2008 the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,000,000 shares issued and outstanding.

NOTE 9. SUBSEQUENT EVENTS

Effective August 12, 2008, the Company affected a 12 for one forward stock split of its issued and outstanding common stock. As a result, its authorized capital remains at 75,000,000 shares of common stock with a par value of $0.001 and it's issued and outstanding shares increased from 2,000,000 shares of common stock to 24,000,000 shares of common stock.

Also, effective August 12, 2008, the Company has changed its name from "Oliver Creek Resources Inc." to "Independence Energy Corp."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting
Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock. As used in this quarterly report, the terms "we", "us", "our", "our company" and "Independence Energy" mean Independence Energy Corp., unless otherwise stated.

GENERAL OVERVIEW

We were incorporated in the State of Nevada on November 30, 2005 under the name "Oliver Creek Resources Inc.". At inception, we were an exploration stage company engaged in the acquisition, exploration and development of natural resource properties.

We have had one resource property to date known as the Thistle Claim located in British Columbia, Canada. During the quarter, we completed our Phase I exploration program on our Thistle Claim which consisted of conducting detailed geological mapping of all roads within and buttressing the claims and silt sampling of every drainage or draw. Based on the information available to us from our Phase I exploration program, we determined that the Thistle Claim did not, in all likelihood, contain a commercially viable mineral deposit, and we therefore abandoned any further exploration on the property.

As a result, we are investigating several other business opportunities to enhance shareholder value, and are focused on the oil and gas industry with the acquisition of oil and natural gas assets both in Canada and the United States. These consist of natural gas production and oils sands exploration in Canada and off-shore exploration in the Texas Gulf area of the Unites States. Subject to completing due diligence and funding sources being available we intend to pursue business opportunities in the oil and gas business.

We will require additional funding to proceed. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work in the oil and gas business.

Effective August 12, 2008, we affected a 12 for one forward stock split of our issued and outstanding common stock. As a result, our authorized capital remains at 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 2,000,000 shares of common stock to 24,000,000 shares of common stock.

RESULTS OF OPERATIONS

THREE MONTH SUMMARY ENDING JULY 31, 2008 AND 2007

                                            Three Months Ended
                                                  July 31,
                                            2008            2007
                                           ------          ------
           Revenue                         $  Nil          $  Nil
           Operating Expenses              $3,845          $8,047
           Net Loss                        $3,845          $8,047

EXPENSES

Our operating expenses for the three month periods ended July 31, 2008 and 2007 are outlined in the table below:

                                            Three Months Ended
                                                  July 31,
                                            2008            2007
                                           ------          ------
           General and administrative      $1,845          $6,547
           Professional fees               $2,000          $1,500
           Consulting fees                 $    0          $    0

SIX MONTH SUMMARY ENDING JULY 31, 2008 AND 2007

                                              Six Months Ended
                                                  July 31,
                                            2008            2007
                                           ------          ------
           Revenue                         $   Nil         $   Nil
           Operating Expenses              $10,328         $11,524
           Net Loss                        $10,328         $11,524

EXPENSES

Our operating expenses for the six month periods ended July 31, 2008 and 2007 are outlined in the table below:

                                              Six Months Ended
                                                  July 31,
                                            2008            2007
                                           ------          ------
           General and administrative      $2,828          $7,024
           Professional fees               $7,500          $4,500
           Consulting fees                 $    0          $    0

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

            Working Capital

                                           At            At          Percentage
                                        July 31,      January 31,     Increase/
                                          2008           2008         Decrease
                                        -------        -------        --------
     Current Assets                     $20,330        $30,853          -35%
     Current Liabilities                $ 1,000        $ 1,195           -1%
     Working Capital (deficit)          $19,330        $29,658          -36%

     Cash Flows
                                                      Six Months     Six Months
                                                        Ended          Ended
                                                       July 31,       July 31,
                                                        2008           2007
                                                       -------        -------
  Net Cash Used in Operating Activities                $10,523        $10,449
  Net Cash Provided by Investing Activities            $     0        $     0
  Net Cash Provided by Financing Activities            $     0        $     0
  DECREASE IN CASH DURING THE PERIOD                   $10,523        $10,449

We have generated no revenue since inception and have incurred $40,670 in expenses through July 31, 2008. We had a net loss of $10,328 and $11,524 for the three months ended July 31, 2008 and 2007, respectively. These expenses consisted of professional fees and administrative expenses.

Our cash in the bank at July 31, 2008 was $20,330. At the same time our outstanding liabilities were $1,000. Cash provided by financing activities since inception is as follows:

     1. On November 30, 2005, a total of 1,000,000 shares of Common Stock were issued to Mr. Thomson, a director, in exchange for cash in the amount of $10,000, or $.01 per share.

     2. During the months of April - June, 2006 1,000,000 units from the Company's registered SB-2 offering were sold reflecting 1,000,000 units of common stock at issued price $0.05 per unit for a total of $50,000. Each unit consisted of one share and one share purchase warrant. Each share purchase warrant was valid for a period of two years from the date of the prospectus, expiring on March 22, 2008. None of the warrants were exercised prior to expiration.

     3. Effective August 12, 2008, we affected a 12 for one forward stock split of our issued and outstanding common stock. As a result, our authorized capital remains at 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 2,000,000 shares of common stock to 24,000,000 shares of common stock.

GOING CONCERN

We are an exploration stage company and currently has no operations. Our independent auditor has issued an audit opinion for the company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer (our president) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.  RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward looking statements. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other forward looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward looking statements.

WE HAVE HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL.

We had cash in the amount of $20,330 and a working capital deficit of $40,670 as of July 31, 2008. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

WE CURRENTLY DO NOT GENERATE REVENUES, AND AS A RESULT, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We do not hold an interest in any business or revenue generating property. We are currently focusing on the location and acquisition of oil and gas properties. We have not generated any revenues to date. In order to generate revenues, we will incur substantial expenses in the location, acquisition and development of a prospective property. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

DUE TO THE SPECULATIVE NATURE OF THE EXPLORATION OF OIL AND GAS PROPERTIES, THERE IS SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The business of oil and gas exploration and development is highly speculative involving substantial risk. There is generally no way to recover any funds expended on a particular property unless reserves are established and unless we can exploit such reserves in an economic manner. We can provide investors with no assurance that any property interest that we may acquire will provide commercially exploitable reserves. Any expenditures by our company in connection with locating, acquiring and developing an interest in a oil and gas property may not provide or contain commercial quantities of reserves.

EVEN IF WE DISCOVER COMMERCIAL RESERVES, WE MAY NOT BE ABLE TO SUCCESSFULLY OBTAIN COMMERCIAL PRODUCTION.

Even if we are successful in acquiring an interest in a property that has proven commercial reserves of oil and gas, we will require significant additional funds in order to place the property into commercial production. We can provide no assurance to investors that we will be able to obtain the financing necessary to extract such reserves.

IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO IMPLEMENT OUR PLAN OF OPERATION AND OUR BUSINESS MAY FAIL.

Our success will be largely dependent on our ability to hire and retain highly qualified personnel. This is particularly true in the highly technical businesses of oil and gas exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or we may fail to retain such employees after they are hired. At present, we have not hired any key personnel. Our failure to hire key personnel when needed will have a significant negative effect on our business.

OUR  COMMON  STOCK IS  ILLIQUID  AND  SHAREHOLDERS  MAY BE UNABLE TO SELL  THEIR
SHARES.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. In addition, stock prices for junior oil and gas companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations may adversely affect the trading price of our common shares.

PENNY  STOCK  RULES WILL LIMIT THE  ABILITY  OF OUR  STOCKHOLDERS  TO SELL THEIR
STOCK.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

THE FINANCIAL INDUSTRY REGULATORY AUTHORITY, OR FINRA, HAS ADOPTED SALES PRACTICE REQUIREMENTS WHICH MAY ALSO LIMIT A SHAREHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective August 12, 2008, the Company affected a 12 for one forward stock split of its issued and outstanding common stock. As a result, its authorized capital remains at 75,000,000 shares of common stock with a par value of $0.001 and it's issued and outstanding shares increased from 2,000,000 shares of common stock to 24,000,000 shares of common stock.

Also, effective August 12, 2008, the Company has changed its name from "Oliver Creek Resources Inc." to "Independence Energy Corp."

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing.

Exhibit Number   Description

(3) ARTICLES OF INCORPORATION AND BYLAWS

3.1 Articles of Incorporation (incorporated by reference to our registration statement on form SB-2 filed on March 7, 2006).

3.2 Bylaws (incorporated by reference to our registration statement on form SB-2 filed on March 7, 2006).

3.3 Certificate of Change filed with the Secretary of State of Nevada (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2008).

3.4 Certificate of Amendment filed with the Secretary of State of Nevada (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2008).

(31) SECTION 302 CERTIFICATIONS

31.1* Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

(32) SECTION 906  CERTIFICATION

32.1* Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

----------
* filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 16, 2007         Independence Energy Corp., Registrant
                           (Formerly Oliver Creek Resources Inc.)


                           By: /s/ Bruce Thomson
                              -----------------------------------------------
                              Bruce Thomson, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 16, 2007         Independence Energy Corp., Registrant
                           (Formerly Oliver Creek Resources Inc.)


                           By: /s/ Bruce Thomson
                              -----------------------------------------------
                              Bruce Thomson, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer