Form 10-K/A
period 2008-01-31
Independence Energy Corp.
filed 2008-09-29
CIK 1353406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934
Amendment No. 2

For the fiscal year ended January 31, 2008

Commission file number 333-132258

Independence Energy Corp.
(formerly, Oliver Creek Resources Inc.)
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-3866475
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1610 - 736 6th Avenue SW PO Box 28 Calgary AB T2P 3T7 Canada
(Address of Principal Executive Offices & Zip Code)

(403) 264-2710
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: Common Stock, $.001 par value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[   ] No[ X ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes[   ] No[ X ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer”and “smaller reporting company”in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ X ] No[   ]

     As of January 31, 2008, the registrant had 2,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of January 31, 2008.

EXPLANATORY NOTE

We have filed this Amendment No. 2 to our form 10-K for our fiscal year ended January 31, 2008, to report that our disclosure controls and procedures were not effective as of the end of our fiscal year. We have concluded that our disclosure controls and procedures were not effective as of the end of our fiscal year ended January 31, 2008 due to our failure to provide our management’s report on internal control over financial reporting.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date due to our failure to provide our management’s report on internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K/A and authorized this annual report to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada, on September 29, 2008.

September 29, 2008	Independence Energy Corp., Registrant
(Formerly Oliver Creek Resources Inc.)

By: /s/ Bruce Thomson

Bruce Thomson, President, Chief Executive Officer, Principal
Accounting Officer, and Chief Financial Officer

In accordance with the requirements of the Securities Act of 1933, this annual report was signed by the following person in the capacities and date stated.

September 29, 2008	Independence Energy Corp., Registrant
(Formerly Oliver Creek Resources Inc.)

By: /s/ Bruce Thomson

Bruce Thomson, President, Chief Executive Officer, Principal
Accounting Officer, and Chief Financial Officer