Form 10-Q
period 2008-10-31
Independence Energy Corp.
filed 2008-12-01
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2008

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _____________

                       Commission File Number 333-132258


                            Independence Energy Corp.
             (Exact name of registrant as specified in its charter)

           Nevada                                           20-3866475
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

 1610, 736 - 6th Avenue SW, Calgary, AB                      T2P 3T7
(Address of principal executive offices)                   (Zip Code)

                                  (604) 836-2292
              (Registrant's telephone number, including area code)

                           Oliver Creek Resources Inc.
              250 - 5135 Camino Al Norte, North Las Vegas, NV 89031 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [X] YES [ ] NO

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

24,000,000 common shares issued and outstanding as of December 1, 2008

ITEM 1. FINANCIAL STATEMENTS

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       October 31,        January 31,
                                                                          2008               2008
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 15,040           $ 30,853
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      15,040             30,853
                                                                        --------           --------

                                                                        $ 15,040           $ 30,853
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $  4,786           $  1,000
  Loan Payable - (related party)                                              --                195
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  4,786              1,195
                                                                        --------           --------

TOTAL LIABILITIES                                                          4,786              1,195

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 24,000,000 shares issued and outstanding
   as of October 31, and January 31, 2008)                                24,000             24,000
  Additional paid-in capital                                              36,000             36,000
  Deficit accumulated during exploration stage                           (49,746)           (30,342)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      10,254             29,658
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 15,040           $ 30,853
                                                                        ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                       Statements of Operations(Unaudited)
--------------------------------------------------------------------------------

                                                                                                        November 30, 2005
                                   Nine Months       Nine Months      Three Months      Three Months       (inception)
                                     Ended             Ended             Ended             Ended            through
                                   October 31,       October 31,       October 31,       October 31,       October 31,
                                      2008              2007              2008              2007              2008
                                   -----------       -----------       -----------       -----------       -----------
REVENUES
  Revenues                         $        --       $        --       $        --       $        --       $        --
                                   -----------       -----------       -----------       -----------       -----------
TOTAL REVENUES                              --                --                --                --                --

OPERATING COSTS
  Administrative Expenses                6,224             7,219             3,397               195            23,764
  Professional fees                     13,179             4,500             5,679                --            26,079
                                   -----------       -----------       -----------       -----------       -----------
TOTAL OPERATING COSTS                   19,403            11,719             9,076               195            49,843

OTHER INCOME (EXPENSES)
  Gain from currency exchange               --                --                --                --                97
                                   -----------       -----------       -----------       -----------       -----------
Total Other Income                          --                --                --                --                97
                                   -----------       -----------       -----------       -----------       -----------

NET INCOME (LOSS)                  $   (19,403)      $   (11,719)      $    (9,076)      $      (195)      $   (49,746)
                                   ===========       ===========       ===========       ===========       ===========

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE                  $     (0.00)      $     (0.00)      $     (0.00)      $     (0.00)
                                   ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          24,000,000        24,000,000        24,000,000        24,000,000
                                   ===========       ===========       ===========       ===========


                        See Notes to Financial Statements

                            INDEPENDECE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
            Statement of Changes in Stockholders' Equity (Unaudited)
           From November 30, 2005 (Inception) through October 31, 2008
--------------------------------------------------------------------------------


                                                                                              Deficit
                                                                                            Accumulated
                                                                Common       Additional       During
                                                  Common        Stock         Paid-in       Exploration
                                                  Stock         Amount        Capital         Stage          Total
                                                  -----         ------        -------         -----          -----
BALANCE, NOVEMBER 30, 2005                             --      $     --      $     --       $      --       $     --

Stock issued for cash on November 30, 2005
 @ $0.000833 per share                         12,000,000        12,000        (2,000)                        10,000

Net loss,  January 31, 2006                                                                        (8)            (8)
                                              -----------      --------      --------       ---------       --------

Balance, January 31, 2006                      12,000,000        12,000        (2,000)             (8)         9,992
                                              -----------      --------      --------       ---------       --------
Stock issued for cash from SB-2 offering
 @ $0.00416667 per share                       12,000,000        12,000        38,000                         50,000

Net loss, January 31, 2007                                                                    (14,303)       (14,303)
                                              -----------      --------      --------       ---------       --------

Balance, January 31, 2007                      24,000,000        24,000        36,000         (14,310)        45,690
                                              -----------      --------      --------       ---------       --------
Net loss,  January 31, 2008                                                                   (16,032)       (16,032)
                                              -----------      --------      --------       ---------       --------

Balance, January 31, 2008                      24,000,000        24,000        36,000         (30,342)        29,658
                                              -----------      --------      --------       ---------       --------
Net loss, October 31, 2008                                                                    (19,403)       (19,403)
                                              -----------      --------      --------       ---------       --------

BALANCE, OCTOBER 31, 2008 (UNAUDITED)          24,000,000      $ 24,000      $ 36,000       $ (49,746)      $ 10,254
                                              ===========      ========      ========       =========       ========

Note: On August 12, 2008 the Company effected a 12 for 1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for twelve post-split shares of common stock.


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    November 30, 2005
                                                                 Nine Months        Nine Months        (inception)
                                                                   Ended              Ended             through
                                                                 October 31,        October 31,        October 31,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(19,403)          $(11,719)          $(49,746)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                      --              2,500                 --
    Increase (decrease) in Accounts Payable                          3,786             (1,200)             4,786
    Increase (decrease) in Loan Payable - (related party)             (195)              (225)                --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (15,813)           (10,644)           (44,960)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --             24,000
  Additional paid-in capital                                            --                 --             36,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             60,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (15,813)           (10,644)            15,040

CASH AT BEGINNING OF PERIOD                                         30,853             45,810                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 15,040           $ 35,166           $ 15,040
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2008
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Independence Energy Corp. (formerly Oliver Creek Resources Inc., the "Company") was incorporated under the laws of the State of Nevada on November 30, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

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

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2008
--------------------------------------------------------------------------------

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

F. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2008
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2008
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In  December  2007,  the FASB,  issued  FAS No.  141  (revised  2007),  Business
Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to October 31, 2008 and generated a net loss of $49,746. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $15,040 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2008
--------------------------------------------------------------------------------

NOTE 5. INCOME TAXES

                                                          As of October 31, 2008
                                                          ----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 16,914
     Other                                                             0
                                                                --------
     Gross deferred tax assets                                    16,914
     Valuation allowance                                         (16,914)
                                                                --------

     Net deferred tax assets                                    $      0
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

NOTE 6. NET OPERATING LOSSES

As of October 31, 2008, the Company has a net operating loss carryforwards of approximately $49,746. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On November 30, 2005 the Company issued a total of 12,000,000 shares of common stock to one director for cash in the amount of $10,000.

On June 12, 2006 the Company issued 12,000,000 units from the Company's registered SB-2 offering reflecting 12,000,000 shares of common stock.

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2008
--------------------------------------------------------------------------------

NOTE 7. STOCK TRANSACTIONS (CONTINUED)

On August 12, 2008 the Company effected a 12 for 1 forward split of its issued and outstanding share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for twelve post-split shares of common stock. The number of shares referred to in the previous paragraphs is post-split number of shares. The Company's post-split authorized capital remains unchanged at 75,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

As of October 31, 2008 the Company had 24,000,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classe of capital stock as of October 31, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 24,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

RESULTS OF OPERATIONS

Three month Summary ending October 31, 2008 and 2007

                                            Three Months Ended
                                                October 31,
                                          2008               2007
                                         ------             ------

       Revenue                           $  Nil             $  Nil
       Operating Expenses                $9,076             $  195
       Net Loss                          $9,076             $  195

EXPENSES

Our operating expenses for the three month periods ended October 31, 2008 and 2007 are outlined in the table below:

                                            Three Months Ended
                                                October 31,
                                          2008               2007
                                         ------             ------

       General and administrative        $3,397             $  195
       Professional fees                 $5,679             $    0
       Consulting fees                   $    0             $    0

Nine month Summary ending October 31, 2008 and 2007

                                             Six Months Ended
                                                October 31,
                                          2008               2007
                                         ------             ------

       Revenue                           $   Nil            $   Nil
       Operating Expenses                $19,403            $11,719
       Net Loss                          $19,403            $11,719

EXPENSES

Our operating expenses for the nine month periods ended October 31, 2008 and 2007 are outlined in the table below:

                                             Six Months Ended
                                                October 31,
                                          2008               2007
                                         ------             ------

       General and administrative        $ 6,224            $ 7,219
       Professional fees                 $13,179            $ 4,500
       Consulting fees                   $     0            $     0

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                     At               At            Percentage
                                  October 31,     January 31,        Increase/
                                     2008            2008            Decrease
                                   -------          -------          --------
     Current Assets                $15,040          $29,658            -50%
     Current Liabilities           $ 4,786          $ 1,195            +75%
     Working Capital (deficit)     $10,254          $28,463            -64%

CASH FLOWS
                                                  Nine Months        Nine Months
                                                     Ended              Ended
                                                  October 31,        October 31,
                                                     2008               2007
                                                    -------            -------
     Net Cash Used in Operating Activities          $15,813            $10,644
     Net Cash Provided by Investing Activities      $     0            $     0
     Net Cash Provided by Financing Activities      $     0            $     0
     DECREASE IN CASH DURING THE PERIOD             $15,813            $10,644

We have generated no revenue since inception and have incurred $49,843 in expenses through October 31, 2008. We had a net loss of $9,076 and $195 for the three months ended October 31, 2008 and 2007, respectively. These expenses consisted of professional fees and administrative expenses.

Our cash in the bank at October 31, 2008 was $15,040. At the same time our outstanding liabilities were $4,786. Cash provided by financing activities since inception is as follows:

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

GOING CONCERN

We are an exploration stage company and currently have no operations. Our independent auditor has issued an audit opinion for the company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

WE HAVE HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL.

We had cash in the amount of $15,040 and working capital of $10,254 as of October 31, 2008. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

DUE TO THE SPECULATIVE NATURE OF THE EXPLORATION OF OIL AND GAS PROPERTIES, THERE IS SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The business of oil and gas exploration and development is highly speculative involving substantial risk. There is generally no way to recover any funds expended on a particular property unless reserves are established and unless we can exploit such reserves in an economic manner. We can provide investors with no assurance that any property interest that we may acquire will provide commercially exploitable reserves. Any expenditure by our company in connection with locating, acquiring and developing an interest in a oil and gas property may not provide or contain commercial quantities of reserves.

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

Also, effective August 12, 2008, the Company has changed its name from "Oliver Creek Resources Inc." to "Independence Energy Corp."

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing.

Exhibit
Number                               Description
------                               -----------

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

December 1, 2008          Independence Energy Corp., Registrant
                          (Formerly Oliver Creek Resources Inc.)


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

December 1, 2008          Independence Energy Corp., Registrant
                          (Formerly Oliver Creek Resources Inc.)


                          By: /s/ Bruce Thomson
                              --------------------------------------------------
                              Bruce Thomson, President, Chief Executive Officer, Principal Accounting Officer, and
                              Chief Financial Officer