Form 10-K
period 2009-01-31
Independence Energy Corp.
filed 2009-05-01
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2009

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

                            1610, 736 - 6th Avenue SW
                               Calgary, AB, Canada
               (Address of Principal Executive Offices & Zip Code)

                 Telephone (403)264-2710 Facsimile (775)243-9320
                               (Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of January 31, 2008, the registrant had 24,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of January 31, 2009.

                            INDEPENDENCE ENERGY CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                       5
Item 2.   Properties                                                         7
Item 3.   Legal Proceedings                                                  7
Item 4.   Submission of Matters to a Vote of Securities Holders              7

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8
Item 8.   Financial Statements and Supplementary Data                       11
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          22
Item 9A.  Controls and Procedures                                           22
Item 9B.  Other Information                                                 23

                                    Part III

Item 10.  Directors and Executive Officers                                  24
Item 11.  Executive Compensation                                            25
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   26
Item 13.  Certain Relationships and Related Transactions                    27
Item 14.  Principal Accounting Fees and Services                            27

                                     Part IV

Item 15.  Exhibits                                                          28

Signatures                                                                  28

                                     PART I

ITEM 1. BUSINESS

GENERAL INFORMATION

We were incorporated in the State of Nevada on November 30, 2005 under the name "Oliver Creek Resources Inc.". At inception, we were an exploration stage company engaged in the acquisition, exploration and development of natural resource properties.

We completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 1,000,000 units at a price of $0.05 per unit. Each unit consisted of one share and one share purchase warrant. Each share purchase warrant was valid for a period of two years from the date of the prospectus and expired on March 22, 2008 with none being exercised. The offering was completed on June 12, 2006 for total proceeds to the company of $50,000 (1,000,000 units at $0.05).

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

Also effective August 12, 2008, we have changed our name from "Oliver Creek Resources Inc." to "Independence Energy Corp.". The change of name was approved by our directors and a majority of our shareholders.

The name change, forward stock split and reduction of authorized capital became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 12, 2008 under the new stock symbol "IDNG".

As of January 31, 2009 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

COMPETITION

We do not currently compete directly with anyone for the exploration or removal of oil and natural gas assets as we have no properties on which we are carrying out exploration activities.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the acquisition of oil and natural gas assets both in Canada and the United States.

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

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $1,745 for the geology report on our original exploration target property.

NUMBER OF EMPLOYEES

We currently have one employee, which is our executive officer Bruce Thomson. Mr. Thomson currently devotes 7 - 10 hours per week to company matters, he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room in Washington, DC. The public may obtain information on the operation of the Public Reference Room by calling the

SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

WE HAVE HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL.

We had cash in the amount of $6,068 as of January 31, 2009. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

DUE TO THE SPECULATIVE NATURE OF THE EXPLORATION OF OIL AND GAS PROPERTIES, THERE IS SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The business of oil and gas exploration and development is highly speculative involving substantial risk. There is generally no way to recover any funds expended on a particular property unless reserves are established and unless we can exploit such reserves in an economic manner. We can provide investors with no assurance that any property interest that we may acquire will provide commercially exploitable reserves. Any expenditure by our company in connection with locating, acquiring and developing an interest in an oil and gas property may not provide or contain commercial quantities of reserves.

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

PENNY STOCK RULES WILL LIMIT THE ABILITY OF OUR STOCKHOLDERS TO SELL THEIR
STOCK.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 2. PROPERTIES

We currently utilize space at the premises of Bruce Thomson, the officer and director of the company. The company pays Mr. Thomson $100 per month rent. The premises are located at 1610, 736 - 6th Avenue SW, Calgary, AB. The facilities include an answering machine, a fax machine, computer and office equipment. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

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

Also effective August 12, 2008, we have changed our name from "Oliver Creek Resources Inc." to "Independence Energy Corp.". The change of name was approved by our directors and a majority of our shareholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On October 12, 2006 our common stock was listed for quotation on the Over-the-Counter Bulletin Board under the symbol OVCR. There has been no active trading market and thus no high and low sales prices to report. On August 12, 2008, we have changed our name from "Oliver Creek Resources Inc." to "Independence Energy Corp.". The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 12, 2008 under the new stock symbol "IDNG".

SHARES AVAILABLE UNDER RULE 144

There are currently 12,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 12,000,000 shares are held by our officer and director. In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least six months, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale.

HOLDERS

As of January 31, 2009, we have 24,000,000 Shares of $0.001 par value common stock issued and outstanding held by 29 shareholders of record.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Summary for years ending January 31, 2009 and 2008

                                          Year Ended January 31,
                                           2009             2008
                                         -------          -------

         Revenue                         $   Nil          $   Nil
         Operating Expenses              $24,790          $16,032
         Net Loss                        $24,790          $16,032

EXPENSES

Our operating expenses for the years ended January 31, 2009 and 2008 are outlined in the table below:

                                          Year Ended January 31,
                                           2009             2008
                                         -------          -------

         General and administrative      $ 7,366          $ 8,532
         Professional fees               $17,424          $ 7,500
         Consulting fees                 $     0          $     0

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                              At            At        Percentage
                                          January 31,   January 31,    Increase/
                                             2009          2008        Decrease
                                           -------       -------       --------

Current Assets                             $ 6,068       $30,853          -80%
Current Liabilities                        $ 1,200       $ 1,195           +1%
Working Capital (deficit)                  $ 4,868       $29,658          -84%

CASH FLOWS

                                              Year Ended      Year Ended
                                              January 31,     January 31,
                                                 2009            2008
                                               -------         -------

Net Cash Used in Operating Activities          $24,785         $14,957
Net Cash Provided by Investing Activities      $     0         $     0
Net Cash Provided by Financing Activities      $     0         $     0
DECREASE IN CASH DURING THE PERIOD             $24,785         $14,957

We have generated no revenue since inception and have incurred $55,132 in expenses through January 31, 2009. We had a net loss of $24,790 and $16,032 for the years ended January 31, 2009 and 2008, respectively. These expenses consisted of professional fees and administrative expenses.

Our cash in the bank at January 31, 2009 was $6,068. At the same time our outstanding liabilities were $1,200. Cash provided by financing activities since inception is as follows:

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

PLAN OF OPERATION

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

ITEM 8. FINANCIAL STATEMENTS


                           Chang G. Park, CPA, Ph. D.
     * 2667 CAMINO DEL RIO S. PLAZA B * SAN DIEGO * CALIFORNIA 92108-3707 *
       * TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 433-2979
                         * E-MAIL changgpark@gmail.com *


             Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Independence Energy corp.
(Formerly Oliver Creek Resources, Inc.)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Independence energy Corp. (formerly Oliver Creek Resources, Inc.) (the exploration stage "Company") as of January 31, 2009 and 2008 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period from November 30, 2005 (inception) to January 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Independence energy Corp. as of January 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and the period of November 30, 2005 (inception) to January 31, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Chang Park
------------------------------
CHANG G. PARK, CPA

April 15, 2009
San Diego, CA. 92108


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       January 31,        January 31,
                                                                          2009               2008
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  6,068           $ 30,853
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       6,068             30,853
                                                                        --------           --------

                                                                        $  6,068           $ 30,853
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                         1,000              1,000
  Due to Related Party                                                       200                195
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  1,200              1,195
                                                                        --------           --------

TOTAL LIABILITIES                                                          1,200              1,195

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 24,000,000 shares issued and outstanding
   as of January 31, 2009 and January 31, 2008)                           24,000             24,000
  Additional paid-in capital                                              36,000             36,000
  Deficit accumulated during exploration stage                           (55,132)           (30,342)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       4,868             29,658
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  6,068           $ 30,853
                                                                        ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                          November 30, 2005
                                                                                            (inception)
                                                Year Ended            Year Ended              through
                                                January 31,           January 31,           January 31,
                                                   2009                  2008                  2009
                                                -----------           -----------           -----------
REVENUES
  Revenues                                      $        --           $        --           $        --
                                                -----------           -----------           -----------
TOTAL REVENUES                                           --                    --                    --

OPERATING COSTS
  Administrative Expenses                             7,366                 8,532                24,905
  Professional fees                                  17,424                 7,500                30,324
                                                -----------           -----------           -----------
TOTAL OPERATING COSTS                                24,790                16,032                55,229

OTHER INCOME (EXPENSES)
  Gain from currency exchange                            --                    --                    97
                                                -----------           -----------           -----------
Total Other Income                                       --                    --                    97
                                                -----------           -----------           -----------

NET INCOME (LOSS)                               $   (24,790)          $   (16,032)          $   (55,132)
                                                ===========           ===========           ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE     $     (0.00)          $     (0.00)
                                                ===========           ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       24,000,000            24,000,000
                                                ===========           ===========


                        See Notes to Financial Statements

                            INDEPENDECE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From November 30, 2005 (Inception) through January 31, 2009
--------------------------------------------------------------------------------


                                                                                              Deficit
                                                                                            Accumulated
                                                                Common       Additional       During
                                                  Common        Stock         Paid-in       Exploration
                                                  Stock         Amount        Capital         Stage          Total
                                                  -----         ------        -------         -----          -----
BALANCE, NOVEMBER 30, 2005                             --      $     --      $     --       $      --       $     --

Stock issued for cash on November 30, 2005
 @ $0.000833 per share                         12,000,000        12,000        (2,000)                        10,000

Net loss, January 31, 2006                                                                         (8)            (8)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2006                      12,000,000        12,000        (2,000)             (8)         9,992
                                              -----------      --------      --------       ---------       --------
Stock issued for cash from SB-2 offering
 @ $0.00416667 per share                       12,000,000        12,000        38,000                         50,000

Net loss, January 31, 2007                                                                    (14,303)       (14,303)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2007                      24,000,000        24,000        36,000         (14,310)        45,690
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2008                                                                    (16,032)       (16,032)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2008                      24,000,000        24,000        36,000         (30,342)        29,658
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2009                                                                    (24,790)       (24,790)
                                              -----------      --------      --------       ---------       --------
BALANCE, JANUARY 31, 2009                      24,000,000      $ 24,000      $ 36,000       $ (55,132)      $  4,868
                                              ===========      ========      ========       =========       ========

Note: On August 12, 2008 the Company effected a 12 for 1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for twelve post-split shares of common stock.


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      November 30, 2005
                                                                                                        (inception)
                                                                  Year Ended         Year Ended           through
                                                                  January 31,        January 31,        January 31,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(24,790)          $(16,032)          $(55,132)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                       --              2,500                 --
    Increase (decrease) in Accounts Payable                              --             (1,200)             1,000
    Increase (decrease) in Due to Related Party                           5               (225)               200
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (24,785)           (14,957)           (53,932)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --             24,000
  Additional paid-in capital                                             --                 --             36,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             60,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (24,785)           (14,957)             6,068

CASH AT BEGINNING OF YEAR                                            30,853             45,810                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $  6,068           $ 30,853           $  6,068
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009


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

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009


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

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In  December  2007,  the FASB,  issued  FAS No.  141  (revised  2007),  Business
Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to January 31, 2009 and generated a net loss of $55,132. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $6,068 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. From September 1, 2008 the Company paid a director $100 per month for use of office space and services. Both officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009


NOTE 4. RELATED PARTY TRANSACTIONS (CONTINUED)

As of January 31, 2009, there is a total of $200 that is due to Bruce Thomson with no specific repayment terms.

NOTE 5. INCOME TAXES

                                                          As of January 31, 2009
                                                          ----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 18,745
     Other                                                             0
                                                                --------
     Gross deferred tax assets                                    18,745
     Valuation allowance                                         (18,745)
                                                                --------

     Net deferred tax assets                                    $      0
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

NOTE 6. NET OPERATING LOSSES

As of January 31, 2009, the Company has a net operating loss carryforwards of approximately $55,132. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009


NOTE 7. STOCK TRANSACTIONS (CONTINUED)

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

As of January 31, 2009 the Company had 24,000,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classe of capital stock as of January 31, 2009:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 24,000,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On September 12, 2008 Samantha Thomson resigned as Secretary and Director of the corporation. At that time Bruce Thomson was appointed Secretary of the corporation.

                                    PART III

ITEM 10.  DIRECTOR AND EXECUTIVE OFFICER

The director and officer of Independence Energy Corp., whose one year term will expire 11/30/09, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address           Age     Position     Date First Elected    Term Expires
--------------           ---     --------     ------------------    ------------

Bruce Thomson, B.A.Sc.    59     President,        11/30/05           11/30/09
68 Everwillow Park SW            Secretary,
Calgary AB                       Treasurer,
Canada  T2Y 5C6                  CFO, CEO &
                                 Director

The foregoing person is a promoter of Independence Energy Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

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

RESUME

Bruce Thomson has been the President, CEO, Treasurer, CFO, and Director of the Company since inception. From April 2005 to the present he has been President, CEO and a Director of Premium Petroleum Inc. In August 2005, Premium Petroleum Inc. was acquired by Premium Petroleum Corp., a publicly-traded Wyoming corporation trading on the Pink Sheets that is in business of oil and gas exploration and development; from which time Bruce Thomson has been the President, CEO, and director. From 2000 to the present, he has been a self-employed business consultant involved in venture capital finance.

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

B Thomson       2008     0         0           0            0          0            0             0         0
CEO, President  2007     0         0           0            0          0            0             0         0
& Director      2006     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

There are no current employment agreements between the company and its executive officer.

On November 30, 2005, a total of 1,000,000 shares of Common Stock were issued to Mr. Thomson in exchange for cash in the amount of $10,000 U.S., or $.01 per share. The terms of these stock issuances were as fair to the company, in the opinion of the Board of Directors, as could have been made with an unaffiliated third party. In making this determination they relied upon the fact that the 1,000,000 shares were valued at $0.01and purchased for $10,000 in cash. Effective August 12, 2008, we affected a 12 for one forward stock split of our issued and outstanding common stock. As a result Mr. Thomson now has a total of 12,000,000 shares of our common stock.

The officer currently devotes an immaterial amount of time to manage the affairs of the company. Mr. Thomson currently devotes approximately 7 - 10 hours per week. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Independence Energy's voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock:

       Name & Address                      No. of           Percentage of
     of Beneficial Owner                   Shares             Ownership
     -------------------                   ------             ---------

     Bruce Thomson                       12,000,000              50%
     68 Everwillow Park SW
     Calgary, AB
     Canada T2Y 5C6

     All Officers and
      Directors as a Group               12,000,000              50%

----------
(1) The person named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Thomson, the officer and a director of the corporation. Between February 1, 2006 and January 31, 2007 the company paid Mr. Thomson $100 per month rent for the use of the premises. Beginning in September 2008 the company again began paying Mr. Thomson $100 a month for the use of the premises.

As of January 31, 2009, there is a total of $200 that is owed to Bruce Thomson by the Company for accrued rental payments.

On November 30, 2005, a total of 1,000,000 shares of Common Stock were issued to Mr. Thomson in exchange for $10,000 US, or $.01 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by an officer and director of the Company. (See "Principal Stockholders".) Effective August 12, 2008, we affected a 12 for one forward stock split of our issued and outstanding common stock. As a result Mr. Thomson now has a total of 12,000,000 shares of our common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $10,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2009.

For the year ended January 31, 2008, the total fees charged to the company for audit services were $7,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                        Description
     ------                        -----------

      * 3(i)               Articles of Incorporation
      * 3(ii)              Bylaws
       31                  Sec. 302 Certification of CEO/CFO
       32                  Sec. 906 Certification of CEO/CFO

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Calgary, province of Alberta, on April 29, 2009.

                                       Independence Energy Corp.


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


/s/ Bruce Thomson                                                April 29, 2009
-------------------------------------                            --------------
Bruce Thomson, President & Director                                   Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)