Form 10-Q
period 2009-04-30
Independence Energy Corp.
filed 2009-06-08
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 2009

                                       or

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

                                 (403) 264-2710
              (Registrant's telephone number, including area code)

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

24,000,000 common shares issued and outstanding as of June 4, 2009

ITEM 1. FINANCIAL STATEMENTS.

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------


                                                                         As of              As of
                                                                        April 30,         January 31,
                                                                          2009               2009
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  5,768           $  6,068
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       5,768              6,068
                                                                        --------           --------

      TOTAL ASSETS                                                      $  5,768           $  6,068
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $  5,000           $  1,000
  Due to Related Party                                                       200                200
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  5,200              1,200
                                                                        --------           --------

      TOTAL LIABILITIES                                                    5,200              1,200

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 24,000,000 shares issued and outstanding
   as of April 30, and January 31, 2009)                                  24,000             24,000
  Additional paid-in capital                                              36,000             36,000
  Deficit accumulated during exploration stage                           (59,432)           (55,132)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         568              4,868
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  5,768           $  6,068
                                                                        ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                       Statements of Operations(Unaudited)
--------------------------------------------------------------------------------

                                                                                 November 30, 2005
                                       Three Months          Three Months           (inception)
                                          Ended                 Ended                 through
                                         April 30,             April 30,             April 30,
                                           2009                  2008                  2009
                                        -----------           -----------           -----------
REVENUES
  Revenues                              $        --           $        --           $        --
                                        -----------           -----------           -----------
TOTAL REVENUES                                   --                    --                    --

OPERATING COSTS
  Administrative Expenses                       300                   918                25,205
  Professional fees                           4,000                 5,500                34,324
                                        -----------           -----------           -----------
TOTAL OPERATING COSTS                         4,300                 6,418                59,529

OTHER INCOME (EXPENSE)
  Gain from currency exchange                    --                    --                    97
                                        -----------           -----------           -----------
TOTAL OTHER INCOME                               --                    --                    97
                                        -----------           -----------           -----------

NET INCOME (LOSS)                       $    (4,300)          $    (6,418)          $   (59,432)
                                        ===========           ===========           ===========

BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE                              $     (0.00)          $     (0.00)
                                        ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               24,000,000            24,000,000
                                        ===========           ===========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
            From November 30, 2005 (Inception) through April 30, 2009
--------------------------------------------------------------------------------


                                                                                              Deficit
                                                                                            Accumulated
                                                                Common       Additional       During
                                                  Common        Stock         Paid-in       Exploration
                                                  Stock         Amount        Capital         Stage          Total
                                                  -----         ------        -------         -----          -----
BALANCE, NOVEMBER 30, 2005                             --      $     --      $     --       $      --       $     --

Stock issued for cash on November 30, 2005
 @ $0.000833 per share                         12,000,000        12,000        (2,000)                        10,000

Net loss, January 31, 2006                                                                         (8)            (8)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2006                      12,000,000        12,000        (2,000)             (8)         9,992
                                              -----------      --------      --------       ---------       --------
Stock issued for cash from SB-2 offering
 @ $0.00416667 per share                       12,000,000        12,000        38,000                         50,000

Net loss, January 31, 2007                                                                    (14,303)       (14,303)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2007                      24,000,000        24,000        36,000         (14,310)        45,690
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2008                                                                    (16,032)       (16,032)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2008                      24,000,000        24,000        36,000         (30,342)        29,658
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2009                                                                    (24,790)       (24,790)
                                              -----------      --------      --------       ---------       --------
BALANCE, JANUARY 31, 2009                      24,000,000        24,000        36,000         (55,132)         4,868
                                              -----------      --------      --------       ---------       --------

Net loss, April 30, 2009                                                                       (4,300)        (4,300)
                                              -----------      --------      --------       ---------       --------
BALANCE, APRIL 30, 2009 (UNAUDITED)            24,000,000      $ 24,000      $ 36,000       $ (59,432)      $    568
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


                       See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                   November 30, 2005
                                                               Three Months       Three Months        (inception)
                                                                  Ended              Ended              through
                                                                 April 30,          April 30,          April 30,
                                                                   2009               2008               2009
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $ (4,300)          $ (6,483)          $(59,432)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                         4,000              6,120              5,000
    Increase (decrease) in Due to Related Party                        --                 --                200
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (300)              (363)           (54,232)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             --                 --             24,000
  Additional paid-in capital                                           --                 --             36,000
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          --                 --             60,000
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (300)              (363)             5,768

CASH AT BEGINNING OF PERIOD                                         6,068             30,853                 --
                                                                 --------           --------           --------

CASH AT END OF PERIOD                                            $  5,768           $ 30,490           $  5,768
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                       $     --           $     --           $     --
                                                                 ========           ========           ========
  Income Taxes                                                   $     --           $     --           $     --
                                                                 ========           ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2009


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

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2009


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

F. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

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

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2009


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

become  effective 60 days after the SEC approves  the PCAOB's  amendments  to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

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

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2009


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to April 30, 2009 and generated a net loss of $59,432. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, though management believes that the company's current cash of $5,768 is insufficient to cover the expenses they will incur during the next twelve months.

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2009


NOTE 4. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. From September 1, 2008 the Company paid a director $100 per month for use of office space and service. Bruce Thomson, sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

As of April 30, 2009, the balance due to Bruce Thomson is $200, with no specific repayment terms.

NOTE 5. INCOME TAXES

                                                            As of April 30, 2009
                                                            --------------------
   Deferred tax assets:
     Net operating tax carryforwards                              $ 20,207
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                      20,207
     Valuation allowance                                           (20,207)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 6. NET OPERATING LOSSES

As of April 30, 2009, the Company has a net operating loss carryforwards of approximately $59,432. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2009


NOTE 7. STOCK TRANSACTIONS (CONTINUED)

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

As of April 30, 2009 the Company had 24,000,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of April 30, 2009:

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

We have had one resource property to date known as the Thistle Claim located in British Columbia, Canada. During the quarter ended October 31, 2008, we completed our Phase I exploration program on our Thistle Claim which consisted of conducting detailed geological mapping of all roads within and buttressing the claims and silt sampling of every drainage or draw. Based on the information available to us from our Phase I exploration program, we determined that the Thistle Claim did not, in all likelihood, contain a commercially viable mineral deposit, and we therefore abandoned any further exploration on the property.

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

RESULTS OF OPERATIONS

Three month Summary ending April 30, 2009 and 2008

                                                        Three Months Ended
                                                             April 30,
                                                       2009             2008
                                                      ------           ------

     Revenue                                          $  Nil           $  Nil
     Operating Expenses                               $4,300           $6,418
     Net Loss                                         $4,300           $6,418

EXPENSES

Our operating expenses for the three month periods ended April 30, 2009 and 2008 are outlined in the table below:

                                                        Three Months Ended
                                                             April 30,
                                                       2009             2008
                                                      ------           ------

     General and administrative                       $  300           $  918
     Professional fees                                $4,000           $5,500
     Consulting fees                                  $    0           $    0

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                       At               At          Percentage
                                    April 30,       January 31,      Increase/
                                      2009             2009          Decrease
                                     ------           ------         --------

     Current Assets                  $5,768           $6,068            -5%
     Current Liabilities             $5,200           $1,200            +77%
     Working Capital (deficit)       $  568           $4,868            -89%

CASH FLOWS
                                                   Three Months     Three Months
                                                      Ended            Ended
                                                     April 30,        April 30,
                                                       2009             2008
                                                      ------           ------

     Net Cash Used in Operating Activities            $  300           $  363
     Net Cash Provided by Investing Activities        $    0           $    0
     Net Cash Provided by Financing Activities        $    0           $    0
     DECREASE IN CASH DURING THE PERIOD               $  300           $  363

We have generated no revenue since inception and have incurred $59,432 in expenses through April 30, 2009. We had a net loss of $4,300 and $6,418 for the three months ended April 30, 2009 and 2008, respectively. These expenses consisted of professional fees and administrative expenses.

Our cash in the bank at April 30, 2009 was $5,768. At the same time our outstanding liabilities were $5,200. Cash provided by financing activities since inception is as follows:

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

ITEM 4T. CONTROLS AND PROCEDURES.

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

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

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

WE HAVE HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL.

We had cash in the amount of $5,768 and working capital of $568 as of April 30, 2009. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

June 4, 2009              Independence Energy Corp., Registrant
                          (Formerly Oliver Creek Resources Inc.)


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

June 4, 2009              Independence Energy Corp., Registrant
                          (Formerly Oliver Creek Resources Inc.)


                          By: /s/ Bruce Thomson
                              --------------------------------------------------
                              Bruce Thomson, President, Chief Executive Officer, Principal Accounting Officer, and
                              Chief Financial Officer