Form 10-Q
period 2009-07-31
Independence Energy Corp.
filed 2009-09-08
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 31, 2009

                                       or

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

24,000,000 common shares issued and outstanding as of September 4, 2009

ITEM 1. FINANCIAL STATEMENTS

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        July 31,          January 31,
                                                                          2009               2009
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    872           $  6,068
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                         872              6,068
                                                                        --------           --------

      TOTAL ASSETS                                                      $    872           $  6,068
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                         3,547              1,000
  Due to Related Party                                                       100                200
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  3,647              1,200
                                                                        --------           --------

      TOTAL LIABILITIES                                                    3,647              1,200

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 24,000,000 shares issued and outstanding
   as of July 31, and January 31, 2009)                                   24,000             24,000
  Additional paid-in capital                                              36,000             36,000
  Deficit accumulated during exploration stage                           (62,775)           (55,132)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (2,775)             4,868
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    872           $  6,068
                                                                        ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                       Statements of Operations(Unaudited)
--------------------------------------------------------------------------------

                                                                                                          November 30, 2005
                                     Three Months      Three Months       Six Months        Six Months       (inception)
                                        Ended             Ended             Ended             Ended            through
                                       July 31,          July 31,          July 31,          July 31,         July 31,
                                         2009              2008              2009              2008             2009
                                     ------------      ------------      ------------      ------------     ------------
REVENUES
  Revenues                           $         --      $         --      $         --      $         --     $         --
                                     ------------      ------------      ------------      ------------     ------------
TOTAL REVENUES                                 --                --                --                --               --

OPERATING COSTS
  Administrative Expenses                   1,342             1,845             1,642             2,828           26,548
  Professional fees                         2,000             2,000             6,000             7,500           36,324
                                     ------------      ------------      ------------      ------------     ------------
TOTAL OPERATING COSTS                       3,342             3,845             7,642            10,328           62,872

OTHER INCOME (EXPENSE)
  Gain from currency exchange                  --                --                --                --               97
                                     ------------      ------------      ------------      ------------     ------------
TOTAL OTHER INCOME                             --                --                --                --               97
                                     ------------      ------------      ------------      ------------     ------------

NET INCOME (LOSS)                    $     (3,342)     $     (3,845)     $     (7,642)     $    (10,328)    $    (62,775)
                                     ============      ============      ============      ============     ============

BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE                           $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                     ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING             24,000,000        24,000,000        24,000,000        24,000,000
                                     ============      ============      ============      ============


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
            From November 30, 2005 (Inception) through July 31, 2009
--------------------------------------------------------------------------------


                                                                                              Deficit
                                                                                            Accumulated
                                                                Common       Additional       During
                                                  Common        Stock         Paid-in       Exploration
                                                  Stock         Amount        Capital         Stage          Total
                                                  -----         ------        -------         -----          -----
BALANCE, NOVEMBER 30, 2005                             --      $     --      $     --       $      --       $     --

Stock issued for cash on November 30, 2005
 @ $0.000833 per share                         12,000,000        12,000        (2,000)                        10,000

Net loss, January 31, 2006                                                                         (8)            (8)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2006                      12,000,000        12,000        (2,000)             (8)         9,992
                                              -----------      --------      --------       ---------       --------
Stock issued for cash from SB-2 offering
 @ $0.00416667 per share                       12,000,000        12,000        38,000                         50,000

Net loss, January 31, 2007                                                                    (14,303)       (14,303)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2007                      24,000,000        24,000        36,000         (14,310)        45,690
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2008                                                                    (16,032)       (16,032)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2008                      24,000,000        24,000        36,000         (30,342)        29,658
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2009                                                                    (24,790)       (24,790)
                                              -----------      --------      --------       ---------       --------
BALANCE, JANUARY 31, 2009                      24,000,000        24,000        36,000         (55,132)         4,868
                                              -----------      --------      --------       ---------       --------

Net loss, July 31, 2009                                                                        (7,642)        (7,642)
                                              -----------      --------      --------       ---------       --------
BALANCE, JULY 31, 2009 (UNAUDITED)             24,000,000      $ 24,000      $ 36,000       $ (62,775)      $ (2,775)
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


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                   November 30, 2005
                                                                Six Months         Six Months         (inception)
                                                                  Ended              Ended              through
                                                                 July 31,           July 31,           July 31,
                                                                   2009               2008               2009
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $ (7,642)          $(10,328)          $(62,775)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                         2,547                 --              3,547
    Increase (decrease) in Due to Related Party                      (100)              (195)               100
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (5,196)           (10,523)           (59,128)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             --                 --             24,000
  Additional paid-in capital                                           --                 --             36,000
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          --                 --             60,000
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (5,196)           (10,523)               872

CASH AT BEGINNING OF PERIOD                                         6,068             30,853                 --
                                                                 --------           --------           --------

CASH AT END OF PERIOD                                            $    872           $ 20,330           $    872
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                       $     --           $     --           $     --
                                                                 ========           ========           ========
  Income Taxes                                                   $     --           $     --           $     --
                                                                 ========           ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2009
--------------------------------------------------------------------------------

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

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2009
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to July 31, 2009 and generated a net loss of $62,775. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, though management believes that the company's current cash of $872 is insufficient to cover the expenses they will incur during the next twelve months.

NOTE 4. RELATED PARTY TRANSACTIONS

The  Company  neither  owns nor  leases  any  real or  personal  property.  From
September 1, 2008 the Company has paid a director $100 per month for use of office space and service. Bruce Thomson, sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

As of July 31, 2009, the balance due to Bruce Thomson is $100, with no specific repayment terms.

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2009
--------------------------------------------------------------------------------

NOTE 5. INCOME TAXES

                                                             As of July 31, 2009
                                                             -------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 21,343
       Other                                                             0
                                                                  --------
       Gross deferred tax assets                                    21,343
       Valuation allowance                                         (21,343)
                                                                  --------

       Net deferred tax assets                                    $      0
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

NOTE 6. NET OPERATING LOSSES

As of July 31, 2009, the Company has a net operating loss carryforwards of approximately $62,775. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2009
--------------------------------------------------------------------------------

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

As of July 31, 2009 the Company had 24,000,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of July 31, 2009:

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

RESULTS OF OPERATIONS

THREE MONTH SUMMARY ENDING JULY 31, 2009 AND 2008

                                                Three Months Ended
                                                      July 31,
                                                2009            2008
                                               ------          ------

           Revenue                             $  Nil          $  Nil
           Operating Expenses                  $3,342          $3,845
           Net Loss                            $3,342          $3,845

EXPENSES

Our operating expenses for the three month periods ended July 31, 2009 and 2008 are outlined in the table below:

                                                Three Months Ended
                                                      July 31,
                                                2009            2008
                                               ------          ------

           General and administrative          $1,342          $1,845
           Professional fees                   $2,000          $2,000
           Consulting fees                     $    0          $    0

SIX MONTH SUMMARY ENDING JULY 31, 2009 AND 2008

                                                 Six Months Ended
                                                      July 31,
                                                2009            2008
                                               ------          ------

           Revenue                             $   Nil          $   Nil
           Operating Expenses                  $ 7,642          $10,328
           Net Loss                            $ 7,642          $10,328

EXPENSES

Our operating expenses for the six month periods ended July 31, 2009 and 2008 are outlined in the table below:

                                                 Six Months Ended
                                                      July 31,
                                                2009            2008
                                               ------          ------

           General and administrative          $1,642          $2,828
           Professional fees                   $6,000          $7,500
           Consulting fees                     $    0          $    0

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                         At                At        Percentage
                                      July 31,         January 31,    Increase/
                                        2009              2009        Decrease
                                      -------           -------       --------

   Current Assets                     $   872           $ 6,068          -86%
   Current Liabilities                $ 3,647           $ 1,200         +204%
   Working Capital (deficit)          $(2,775)          $ 4,868         -157%

CASH FLOWS
                                                       Six Months     Six Months
                                                         Ended          Ended
                                                        July 31,       July 31,
                                                         2009           2008
                                                        -------        -------

  Net Cash Used in Operating Activities                 $ 5,196        $10,523
  Net Cash Provided by Investing Activities             $     0        $     0
  Net Cash Provided by Financing Activities             $     0        $     0
  DECREASE IN CASH DURING THE PERIOD                    $ 5,196        $10,523

We have generated no revenue since inception and have incurred $62,775 in expenses through July 31, 2009. We had a net loss of $3,342 and $3,845 for the three months ended July 31, 2009 and 2008, respectively. These expenses consisted of professional fees and administrative expenses.

Our cash in the bank at July 31, 2009 was $872. At the same time our outstanding liabilities were $3,647. Cash provided by financing activities since inception is as follows:

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

WE HAVE HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL.

We had cash in the amount of $872 and working capital of $-2,775 as of July 31, 2009. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

None.

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

September 4, 2009         Independence Energy Corp., Registrant


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

September 4, 2009         Independence Energy Corp., Registrant


                          By: /s/ Bruce Thomson
                              --------------------------------------------------
                              Bruce Thomson, President, Chief Executive Officer, Principal Accounting Officer, and
                              Chief Financial Officer