Form 10-Q
period 2009-10-31
Independence Energy Corp.
filed 2009-12-08
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2009

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

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

24,000,000 common shares issued and outstanding as of December 7, 2009

ITEM 1. FINANCIAL STATEMENTS

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of             As of
                                                                       October 31,        January 31,
                                                                          2009               2009
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     --           $  6,068
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                          --              6,068
                                                                        --------           --------

      TOTAL ASSETS                                                      $     --           $  6,068
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Bank overdraw                                                         $     22           $     --
  Accounts Payable                                                         5,422              1,000
  Due to Related Party                                                        85                200
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  5,529              1,200
                                                                        --------           --------

      TOTAL LIABILITIES                                                    5,529              1,200

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 24,000,000 shares issued and outstanding
   as of October 31, and January 31, 2009)                                24,000             24,000
  Additional paid-in capital                                              36,000             36,000
  Deficit accumulated during exploration stage                           (65,529)           (55,132)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (5,529)             4,868
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $     --           $  6,068
                                                                        ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                       Statements of Operations(Unaudited)
--------------------------------------------------------------------------------

                                                                                                       November 30, 2005
                                     Three Months     Three Months      Nine Months      Nine Months      (inception)
                                        Ended            Ended            Ended            Ended            through
                                      October 31,      October 31,      October 31,      October 31,      October 31,
                                         2009             2008             2009             2008             2009
                                      -----------      -----------      -----------      -----------      -----------
REVENUES
  Revenues                            $        --      $        --      $        --      $        --      $        --
                                      -----------      -----------      -----------      -----------      -----------
TOTAL REVENUES                                 --               --               --               --               --

OPERATING COSTS
  Administrative Expenses                     755            3,397            2,397            6,224           27,302
  Professional fees                         2,000            5,679            8,000           13,179           38,324
                                      -----------      -----------      -----------      -----------      -----------
TOTAL OPERATING COSTS                       2,755            9,076           10,397           19,403           65,626

OTHER INCOME (EXPENSE)
  Gain from currency exchange                  --               --               --               --               97
                                      -----------      -----------      -----------      -----------      -----------
TOTAL OTHER INCOME                             --               --               --               --               97
                                      -----------      -----------      -----------      -----------      -----------

NET INCOME (LOSS)                     $    (2,755)     $    (9,076)     $   (10,397)     $   (19,403)     $   (65,529)
                                      ===========      ===========      ===========      ===========      ===========

BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE                            $     (0.00)     $     (0.00)     $     (0.00)     $     (0.00)
                                      ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING             24,000,000       24,000,000       24,000,000       24,000,000
                                      ===========      ===========      ===========      ===========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From November 30, 2005 (Inception) through October 31, 2009
--------------------------------------------------------------------------------


                                                                                              Deficit
                                                                                            Accumulated
                                                                Common       Additional       During
                                                  Common        Stock         Paid-in       Exploration
                                                  Stock         Amount        Capital         Stage          Total
                                                  -----         ------        -------         -----          -----
BALANCE, NOVEMBER 30, 2005                             --      $     --      $     --       $      --       $     --

Stock issued for cash on November 30, 2005
 @ $0.000833 per share                         12,000,000        12,000        (2,000)                        10,000

Net loss, January 31, 2006                                                                         (8)            (8)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2006                      12,000,000        12,000        (2,000)             (8)         9,992
                                              -----------      --------      --------       ---------       --------
Stock issued for cash from SB-2 offering
 @ $0.00416667 per share                       12,000,000        12,000        38,000                         50,000

Net loss, January 31, 2007                                                                    (14,303)       (14,303)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2007                      24,000,000        24,000        36,000         (14,310)        45,690
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2008                                                                    (16,032)       (16,032)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2008                      24,000,000        24,000        36,000         (30,342)        29,658
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2009                                                                    (24,790)       (24,790)
                                              -----------      --------      --------       ---------       --------
BALANCE, JANUARY 31, 2009                      24,000,000        24,000        36,000         (55,132)         4,868
                                              -----------      --------      --------       ---------       --------

Net loss, October 31, 2009                                                                    (10,397)       (10,397)
                                              -----------      --------      --------       ---------       --------

BALANCE, OCTOBER 31, 2009 (UNAUDITED)          24,000,000      $ 24,000      $ 36,000       $ (65,529)      $ (5,529)
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


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        November 30, 2005
                                                                     Nine Months        Nine Months        (inception)
                                                                       Ended              Ended              through
                                                                     October 31,        October 31,        October 31,
                                                                        2009               2008               2009
                                                                      --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $(10,397)          $(19,403)          $(65,529)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                              4,422              3,786              5,422
    Increase (decrease) in Due to Related Party                           (115)              (195)                85
                                                                      --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (6,090)           (15,813)           (60,022)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraw                                                             22                 --                 22
  Issuance of common stock                                                  --             22,000             24,000
  Additional paid-in capital                                                --            (22,000)            36,000
                                                                      --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               22                 --             60,022
                                                                      --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (6,068)           (15,813)                --

CASH AT BEGINNING OF PERIOD                                              6,068             30,853                 --
                                                                      --------           --------           --------

CASH AT END OF PERIOD                                                 $     --           $ 15,040           $     --
                                                                      ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for :
  Interest                                                            $     --           $     --           $     --
                                                                      ========           ========           ========

  Income Taxes                                                        $     --           $     --           $     --
                                                                      ========           ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2009
--------------------------------------------------------------------------------

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending January 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Repor for the fiscal year ended January 31, 2009.

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

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

F. REVENUE

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

G. ADVERTISING

The Company will expense its advertising when incurred. There has been no advertising since inception.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to October 31, 2009 and generated a net loss of $65,529. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, though it currently has a negative cash balance of $23 so it has insufficient cash to cover the expenses they will incur during the next twelve months.

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2009
--------------------------------------------------------------------------------

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

As of October 31, 2009, the balance due to Bruce Thomson is $85, with no specific repayment terms.

NOTE 5. INCOME TAXES

                                                          As of October 31, 2009
                                                          ----------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 22,280
       Other                                                             0
                                                                  --------
       Gross deferred tax assets                                    22,280
       Valuation allowance                                         (22,280)
                                                                  --------

       Net deferred tax assets                                    $      0
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

NOTE 6. NET OPERATING LOSSES

As of October 31, 2009, the Company has a net operating loss carryforwards of approximately $65,529. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                            INDEPENDENCE ENERGY CORP.
                     (FORMERLY OLIVER CREEK RESOURCES INC.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2009
--------------------------------------------------------------------------------

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

As of October 31, 2009 the Company had 24,000,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of October 31, 2009:

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

RESULTS OF OPERATIONS

THREE MONTH SUMMARY ENDING OCTOBER 31, 2009 AND 2008

                                                     Three Months Ended
                                                         October 31,
                                                   2009                2008
                                                 --------            --------
     Revenue                                     $    Nil            $    Nil
     Operating Expenses                          $  2,755            $  9,076
     Net Loss                                    $  2,755            $  9,076


EXPENSES

Our operating expenses for the three month periods ended October 31, 2009 and 2008 are outlined in the table below:

                                                     Three Months Ended
                                                         October 31,
                                                   2009                2008
                                                 --------            --------

     General and administrative                  $    755            $  3,397
     Professional fees                           $  2,000            $  5,679

NINE MONTH SUMMARY ENDING OCTOBER 31, 2009 AND 2008

                                                      Nine Months Ended
                                                         October 31,
                                                   2009                2008
                                                 --------            --------
     Revenue                                     $    Nil            $    Nil
     Operating Expenses                          $ 10,397              19,403
     Net Loss                                    $ 10,397            $ 19,403

EXPENSES

Our operating expenses for the nine month periods ended October 31, 2009 and 2008 are outlined in the table below:

                                                      Nine Months Ended
                                                         October 31,
                                                   2009                2008
                                                 --------            --------

     General and administrative                  $  2,397            $  6,224
     Professional fees                           $  8,000            $ 13,179

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                         At              At        Percentage
                                      July 31,       January 31,    Increase/
                                        2009            2009        Decrease
                                      -------         -------       --------

     Current Assets                   $     0         $ 6,068          -100%
     Current Liabilities              $ 5,529         $ 1,200          +460%
     Working Capital (deficit)        $(5,529)        $ 4,868          -207%

           CASH FLOWS
                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                     October 31,     October 31,
                                                        2009            2008
                                                      -------         -------
     Net Cash Used in Operating Activities            $ 6,090         $15,813
     Net Cash Provided by Investing Activities        $     0         $     0
     Net Cash Provided by Financing Activities        $   (22)        $     0
     DECREASE IN CASH DURING THE PERIOD               $ 6,068         $15,813

We have generated no revenue since inception and have incurred $65,529 in expenses through October 31, 2009. We had a net loss of $2,755 and $9,076 for the three months ended October 31, 2009 and 2008, respectively. These expenses consisted of professional fees and administrative expenses.

Our cash in the bank at October 31, 2009 was $0. At the same time our outstanding liabilities were $5,529. Cash provided by financing activities since inception is as follows:

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

WE HAVE HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL.

We had no cash and working capital of $-5,529 as of October 31, 2009. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

December 7, 2009          Independence Energy Corp., Registrant


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

December 7, 2009          Independence Energy Corp., Registrant


                          By: /s/ Bruce Thomson
                              --------------------------------------------------
                              Bruce Thomson, President, Chief Executive Officer, Principal Accounting Officer, and
                              Chief Financial Officer