Form 10-K
period 2010-01-31
Independence Energy Corp.
filed 2010-04-28
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2010

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

                            445 - 708 11th Avenue SW
                               Calgary, AB, Canada
               (Address of Principal Executive Offices & Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of April 26, 2010, the registrant had 24,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of April 26, 2010.

                            INDEPENDENCE ENERGY CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                       5
Item 2.   Properties                                                         7
Item 3.   Legal Proceedings                                                  7
Item 4.   Submission of Matters to a Vote of Securities Holders              7

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8
Item 8.   Financial Statements and Supplementary Data                       11
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          20
Item 9A.  Controls and Procedures                                           20

                                    Part III

Item 10.  Directors and Executive Officers                                  22
Item 11.  Executive Compensation                                            23
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   24
Item 13.  Certain Relationships and Related Transactions                    25
Item 14.  Principal Accounting Fees and Services                            25

                                     Part IV

Item 15.  Exhibits                                                          26

Signatures                                                                  26

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

We have had one resource property to date known as the Thistle Claim located in British Columbia, Canada. We completed Phase I of the exploration program on our Thistle Claim which consisted of conducting detailed geological mapping of all roads within and buttressing the claims and silt sampling of every drainage or draw. Based on the information available to us from our Phase I exploration program, we determined that the Thistle Claim did not, in all likelihood, contain a commercially viable mineral deposit, and we therefore abandoned any further exploration on the property.

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

As of January 31, 2010 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

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

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $1,745 for the geology report on our original exploration target property and incurred $6,091.16 in exploration expenses.
NUMBER OF EMPLOYEES

We currently have one employee, which is our executive officer Bruce Thomson. Mr. Thomson currently devotes 2 - 5 hours per week to company matters, he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

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

ITEM 1A. RISK FACTORS

WE HAVE HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL.

We had cash in the amount of $3,081 as of January 31, 2010. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

ITEM 2. PROPERTIES

We currently utilize space at the premises of Bruce Thomson, the officer and director of the company. The company pays Mr. Thomson $125 per month rent. The premises are located at 445 - 708 11th Avenue SW, Calgary, AB. The facilities include an answering machine, a fax machine, computer and office equipment. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

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

HOLDERS

As of January 31, 2010, we have 24,000,000 Shares of $0.001 par value common stock issued and outstanding held by 29 shareholders of record.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY FOR YEARS ENDING JANUARY 31, 2010 AND 2009

                                             Year Ended January 31,
                                            2010              2009
                                          --------          --------

          Revenue                         $    Nil          $    Nil
          Operating Expenses              $ 13,583          $ 24,790
          Net Loss                        $ 13,583          $ 24,790

EXPENSES

Our operating expenses for the years ended January 31, 2010 and 2009 are outlined in the table below:

                                             Year Ended January 31,
                                            2010              2009
                                          --------          --------

          General and administrative      $  3,583          $  7,366
          Professional fees               $ 10,000          $ 17,424
          Consulting fees                 $      0          $      0

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                      At               At            Percentage
                                  January 31,      January 31,        Increase/
                                     2010             2009            Decrease
                                   --------         --------          --------

Current Assets                     $  3,081         $  6,068             -50%
Current Liabilities                $ 11,796         $  1,200            +983%
Working Capital (deficit)          $ (8,715)        $  4,868            -279%


CASH FLOWS
                                                   Year Ended        Year Ended
                                                   January 31,       January 31,
                                                      2010              2009
                                                    --------          --------

Net Cash Used in Operating Activities               $ 11,783          $ 24,785
Net Cash Provided by Investing Activities           $      0          $      0
Net Cash Provided by Financing Activities           $  8,796          $      0
DECREASE IN CASH DURING THE PERIOD                  $  2,987          $ 24,785

We have generated no revenue since inception and have incurred $68,715 in expenses through January 31, 2010. We had a net loss of $13,583 and $24,790 for the years ended January 31, 2010 and 2009, respectively. These expenses consisted of professional fees and administrative expenses.

Our cash in the bank at January 31, 2010 was $3,081. At the same time our outstanding liabilities were $11,796. Cash provided by financing activities since inception is as follows:

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

PLAN OF OPERATION

We have had one resource property to date known as the Thistle Claim located in British Columbia, Canada. We completed Phase I of the exploration program on our Thistle Claim which consisted of conducting detailed geological mapping of all roads within and buttressing the claims and silt sampling of each drainage or draw. Based on the information available to us from our Phase I exploration program, we determined that the Thistle Claim did not, in all likelihood, contain a commercially viable mineral deposit, and we therefore abandoned any further exploration on the property.

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


             Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Independence Energy corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Independence energy Corp. (formerly Oliver Creek Resources, Inc.) (the exploration stage "Company") as of January 31, 20010 and 2009 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period from November 30, 2005 (inception) to January 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Independence energy Corp. as of January 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and the period of November 30, 2005 (inception) to January 31, 2010 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang Park
-------------------------------
CHANG G. PARK, CPA

April 28, 2009
San Diego, CA. 92108




        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       January 31,        January 31,
                                                                          2010               2009
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  3,081           $  6,068
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       3,081              6,068
                                                                        --------           --------

                                                                        $  3,081           $  6,068
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                         3,000              1,000
  Due to Related Party                                                        --                200
  Loan Payable to Director                                                 8,796                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 11,796              1,200
                                                                        --------           --------

TOTAL LIABILITIES                                                         11,796              1,200

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 24,000,000 shares issued and outstanding
   as of January 31, 2010 and January 31, 2009)                           24,000             24,000
  Additional paid-in capital                                              36,000             36,000
  Deficit accumulated during exploration stage                           (68,715)           (55,132)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (8,715)             4,868
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  3,081           $  6,068
                                                                        ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                 November 30, 2005
                                                                                                   (inception)
                                                      Year Ended             Year Ended              through
                                                      January 31,            January 31,            January 31,
                                                         2010                   2009                   2010
                                                     ------------           ------------           ------------
REVENUES
  Revenues                                           $         --           $         --           $         --
                                                     ------------           ------------           ------------
TOTAL REVENUES                                                 --                     --                     --

OPERATING COSTS
  Administrative Expenses                                   3,583                  7,366                 28,488
  Professional fees                                        10,000                 17,424                 40,324
                                                     ------------           ------------           ------------
TOTAL OPERATING COSTS                                      13,583                 24,790                 68,812

OTHER INCOME (EXPENSES)
  Gain from currency exchange                                  --                     --                     97
                                                     ------------           ------------           ------------
TOTAL OTHER INCOME                                             --                     --                     97
                                                     ------------           ------------           ------------

NET INCOME (LOSS)                                    $    (13,583)          $    (24,790)          $    (68,715)
                                                     ============           ============           ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE          $      (0.00)          $      (0.00)
                                                     ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                           24,000,000             24,000,000
                                                     ============           ============


                        See Notes to Financial Statements

                            INDEPENDECE ENERGY CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From November 30, 2005 (Inception) through January 31, 2010
--------------------------------------------------------------------------------


                                                                                              Deficit
                                                                                            Accumulated
                                                                Common       Additional       During
                                                  Common        Stock         Paid-in       Exploration
                                                  Stock         Amount        Capital         Stage          Total
                                                  -----         ------        -------         -----          -----
BALANCE, NOVEMBER 30, 2005                             --      $     --      $     --       $      --       $     --

Stock issued for cash on November 30, 2005
 @ $0.000833 per share                         12,000,000        12,000        (2,000)                        10,000

Net loss, January 31, 2006                                                                         (8)            (8)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2006                      12,000,000        12,000        (2,000)             (8)         9,992
                                              -----------      --------      --------       ---------       --------
Stock issued for cash from SB-2 offering
 @ $0.00416667 per share                       12,000,000        12,000        38,000                         50,000

Net loss, January 31, 2007                                                                    (14,303)       (14,303)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2007                      24,000,000        24,000        36,000         (14,310)        45,690
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2008                                                                    (16,032)       (16,032)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2008                      24,000,000        24,000        36,000         (30,342)        29,658
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2009                                                                    (24,790)       (24,790)
                                              -----------      --------      --------       ---------       --------
BALANCE, JANUARY 31, 2009                      24,000,000        24,000        36,000         (55,132)         4,868
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2010                                                                    (13,583)       (13,583)
                                              -----------      --------      --------       ---------       --------

BALANCE, JANUARY 31, 2010                      24,000,000      $ 24,000      $ 36,000       $ (68,715)      $ (8,715)
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


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    November 30, 2005
                                                                                                      (inception)
                                                                 Year Ended         Year Ended          through
                                                                 January 31,        January 31,        January 31,
                                                                    2010               2009               2010
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(13,583)          $(24,790)          $(68,715)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                          2,000                 --              3,000
    Increase (decrease) in Due to Related Party                       (200)                 5                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (11,783)           (24,785)           (65,715)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in Loan Payable to Director                    8,796                 --              8,796
  Issuance of common stock                                              --                 --             24,000
  Additional paid-in capital                                            --                 --             36,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        8,796                 --             68,796
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (2,987)           (24,785)             3,081

CASH AT BEGINNING OF YEAR                                            6,068             30,853                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $  3,081           $  6,068           $  3,081
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2010
--------------------------------------------------------------------------------


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

B. BASIC NET LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2010
--------------------------------------------------------------------------------


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E. INCOME TAXES

Income taxes are provided in accordance with ASC 740, INCOME TAXES. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F. REVENUE

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

G. ADVERTISING

The Company will expense its advertising when incurred. There has been no advertising since inception.

H. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued Accounting Standards Update ("ASU") No.2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards.

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2010
--------------------------------------------------------------------------------


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to January 31, 2010 and generated a net loss of $68,715. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, though it currently has a cash balance of $3,081 it has insufficient cash to cover the expenses they will incur during the next twelve months.

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

As of January 31, 2010, there is a loan payable due to Bruce Thomson for $8,796, with no specific repayment terms.

NOTE 5. INCOME TAXES

                                                          As of January 31, 2010
                                                          ----------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 23,363
       Other                                                            0
                                                                 --------
       Gross deferred tax assets                                   23,363
       Valuation allowance                                        (23,363)
                                                                 --------

       Net deferred tax assets                                   $      0
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

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2010
--------------------------------------------------------------------------------


NOTE 6. NET OPERATING LOSSES

As of January 31, 2010, the Company has a net operating loss carryforwards of approximately $68,715. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of January 31, 2010 the Company had 24,000,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of January 31, 2010:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 24,000,000 shares issued and outstanding.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The director and officer of Independence Energy Corp., whose one year term will expire 11/30/10, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address           Age     Position     Date First Elected    Term Expires
--------------           ---     --------     ------------------    ------------

Bruce Thomson, B.A.Sc.    52     President,        11/30/05           11/30/10
68 Everwillow Park SW            Secretary,
Calgary AB                       Treasurer,
Canada  T2Y 5C6                  CFO, CEO &
                                 Director

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

Mr. Thomson currently devotes 2 - 5 hours per week to company matters. Mr. Thomson intends to devote as much time as the board of directors deems necessary to manage the affairs of the company in the future.

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

During the period of 1982 to 1987 Mr. Thomson was a founding shareholder and director of Hycroft Resources and Development Corporation, a successful gold mining company which traded on the Toronto Stock Exchange. After raising over $50,000,000 in funding, the company's Cowfoot Project near Winnemucca, Nevada, was put into production and yielded over 100,000 ounces of gold per year for 12 years.

Mr. Thomson has over 30 years of entrepreneurial business experience in private and public companies, with expertise in management, marketing, and finance.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

B Thomson       2010     0         0           0            0          0            0             0         0
CEO, President  2009     0         0           0            0          0            0             0         0
& Director      2008     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

The officer currently devotes an immaterial amount of time to manage the affairs of the company. Mr. Thomson currently devotes approximately 2 - 5 hours per week. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

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

As of January 31, 2010, there is a total of $8,796 that is owed to Bruce Thomson by the Company for expenses that he has paid on behalf of the company. The loan is interest free and payable on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $10,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2010.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                        Description
     ------                        -----------

      * 3(i)               Articles of Incorporation
      * 3(ii)              Bylaws
       31                  Sec. 302 Certification of CEO/CFO
       32                  Sec. 906 Certification of CEO/CFO

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Calgary, province of Alberta, on April 26, 2010.

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


/s/ Bruce Thomson                                                April 26, 2010
-------------------------------------                            --------------
Bruce Thomson, President & Director                                   Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)