Form 10-Q
period 2010-04-30
Independence Energy Corp.
filed 2010-06-11
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 2010

                                       or

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

 445, 708 - 11th Avenue SW, Calgary, AB                       T2R 0E4
(Address of principal executive offices)                    (Zip Code)

                                  (403) 266-4141
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [X] YES [ ] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of the preceding 12 months (or for such shorter [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

24,000,000 common shares issued and outstanding as of June 11, 2010

ITEM 1. FINANCIAL STATEMENTS

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of              As of
                                                                        April 30,         January 31,
                                                                          2010               2010
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  1,081           $  3,081
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       1,081              3,081
                                                                        --------           --------

                                                                        $  1,081           $  3,081
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                         5,620              3,000
  Due to Related Party                                                       375                 --
  Loan Payable to Director                                                 8,796              8,796
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 14,791             11,796
                                                                        --------           --------

TOTAL LIABILITIES                                                         14,791             11,796

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 24,000,000 shares issued and outstanding
   as of April 30, 2010 and January 31, 2010)                             24,000             24,000
  Additional paid-in capital                                              36,000             36,000
  Deficit accumulated during exploration stage                           (73,710)           (68,715)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (13,710)            (8,715)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  1,081           $  3,081
                                                                        ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                  November 30, 2005
                                                       Three Months          Three Months           (inception)
                                                          Ended                 Ended                 through
                                                         April 30,             April 30,             April 30,
                                                           2010                  2009                  2010
                                                        -----------           -----------           -----------
REVENUES
  Revenues                                              $        --           $        --           $        --
                                                        -----------           -----------           -----------
TOTAL REVENUES                                                   --                    --                    --

OPERATING COSTS
  Administrative Expenses                                       995                   300                29,483
  Professional fees                                           4,000                 4,000                44,324
                                                        -----------           -----------           -----------
TOTAL OPERATING COSTS                                         4,995                 4,300                73,807

OTHER INCOME (EXPENSES)
  Gain from currency exchange                                    --                    --                    97
                                                        -----------           -----------           -----------
Total Other Income                                               --                    --                    97
                                                        -----------           -----------           -----------

NET INCOME (LOSS)                                       $    (4,995)          $    (4,300)          $   (73,710)
                                                        ===========           ===========           ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE             $     (0.00)          $     (0.00)
                                                        ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     24,000,000            24,000,000
                                                        ===========           ===========


                        See Notes to Financial Statements

                            INDEPENDECE ENERGY CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
            From November 30, 2005 (Inception) through April 30, 2010
--------------------------------------------------------------------------------


                                                                                              Deficit
                                                                                            Accumulated
                                                                Common       Additional       During
                                                  Common        Stock         Paid-in       Exploration
                                                  Stock         Amount        Capital         Stage          Total
                                                  -----         ------        -------         -----          -----
BALANCE, NOVEMBER 30, 2005                             --      $     --      $     --       $      --       $     --

Stock issued for cash on November 30, 2005
 @ $0.000833 per share                         12,000,000        12,000        (2,000)                        10,000

Net loss, January 31, 2006                                                                         (8)            (8)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2006                      12,000,000        12,000        (2,000)             (8)         9,992
                                              -----------      --------      --------       ---------       --------
Stock issued for cash from SB-2 offering
 @ $0.00416667 per share                       12,000,000        12,000        38,000                         50,000

Net loss, January 31, 2007                                                                    (14,303)       (14,303)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2007                      24,000,000        24,000        36,000         (14,310)        45,690
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2008                                                                    (16,032)       (16,032)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2008                      24,000,000        24,000        36,000         (30,342)        29,658
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2009                                                                    (24,790)       (24,790)
                                              -----------      --------      --------       ---------       --------
BALANCE, JANUARY 31, 2009                      24,000,000        24,000        36,000         (55,132)         4,868
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2010                                                                    (13,583)       (13,583)
                                              -----------      --------      --------       ---------       --------
BALANCE, JANUARY 31, 2010                      24,000,000        24,000        36,000         (68,715)        (8,715)
                                              -----------      --------      --------       ---------       --------

Net loss, April 30, 2010                                                                       (4,995)        (4,995)
                                              -----------      --------      --------       ---------       --------

BALANCE, APRIL 30, 2010 (UNAUDITED)            24,000,000      $ 24,000      $ 36,000       $ (73,710)      $(13,710)
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


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------


                                                                                                  November 30, 2005
                                                             Three Months       Three Months        (inception)
                                                                Ended              Ended              through
                                                               April 30,          April 30,          April 30,
                                                                 2010               2009               2010
                                                               --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $ (4,995)          $ (4,300)          $(73,710)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                       2,620              4,000              5,620
    Increase (decrease) in Due to Related Party                     375                 --                375
                                                               --------           --------           --------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (2,000)              (300)           (67,715)

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in Loan Payable to Director                    --              8,796
  Issuance of common stock                                           --                 --             24,000
  Additional paid-in capital                                         --                 --             36,000
                                                               --------           --------           --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             68,796
                                                               --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                  (2,000)              (300)             1,081

CASH AT BEGINNING OF PERIOD                                       3,081              6,068                 --
                                                               --------           --------           --------

CASH AT END OF PERIOD                                          $  1,081           $  5,768           $  1,081
                                                               ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                     $     --           $     --           $     --
                                                               ========           ========           ========

  Income Taxes                                                 $     --           $     --           $     --
                                                               ========           ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2010
--------------------------------------------------------------------------------

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

BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended April 30, 2010 is not necessarily indicative of the results that may be expected for the year ending January 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended January 31, 2010

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2010
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2010
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to April 30, 2010 and generated a net loss of $73,710. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, though it currently has a cash balance of $1,081 it has insufficient cash to cover the expenses they will incur during the next twelve months.

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2010
--------------------------------------------------------------------------------

NOTE 4. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. From September 1, 2008 through January 31, 2010 the Company paid a director $100 per month and from February 1, 2010 onwards has paid $125 per month for use of office space and services. Bruce Thomson, sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

As of April 30, 2010, there is a loan payable due to Bruce Thomson for $8,795, with no specific repayment terms.

NOTE 5. INCOME TAXES

                                                            As of April 30, 2010
                                                            --------------------
   Deferred tax assets:
     Net operating tax carryforwards                              $ 25,061
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                      25,061
     Valuation allowance                                           (25,061)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 6. NET OPERATING LOSSES

As of April 30, 2010, the Company has net operating loss carryforwards of approximately $73,710. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2010
--------------------------------------------------------------------------------

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

As of April 30, 2010 the Company had 24,000,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of April 30, 2010:

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

RESULTS OF OPERATIONS

THREE MONTH SUMMARY ENDING APRIL 30, 2010 AND 2009

                                         Three Months Ended
                                             April 30,
                                       2010            2009
                                     --------        --------
     Revenue                         $    Nil        $    Nil
     Operating Expenses              $  4,995        $  4,300
     Net Loss                        $  4,995        $  4,300


EXPENSES

Our operating expenses for the three month periods ended April 30, 2010 and 2009 are outlined in the table below:

                                         Three Months Ended
                                             April 30,
                                       2010            2009
                                     --------        --------
     General and administrative      $    995        $    300
     Professional fees               $  4,000        $  4,000

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                        At              At          Percentage
                                     April 30,      January 31,      Increase/
                                       2010            2010          Decrease
                                     --------        --------        --------
     Current Assets                  $  1,081        $  3,081          (130)%
     Current Liabilities             $ 14,791        $ 11,796            21%
     Working Capital (deficit)       $(13,710)       $ (8,715)          (57)%

CASH FLOWS

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                     April 30,       April 30,
                                                       2010            2009
                                                     --------        --------
     Net Cash Used in Operating Activities           $  2,000        $    300
     Net Cash Provided by Investing Activities       $      0        $      0
     Net Cash Provided by Financing Activities       $      0        $      0
     DECREASE IN CASH DURING THE PERIOD              $  2,000        $    300

We have generated no revenue since inception and have incurred $73,710 in expenses through April 30, 2010. We had a net loss of $4,995 and $4,300 for the three months ended April 30, 2010 and 2009, respectively. These expenses consisted of professional fees and administrative expenses.

Our cash in the bank at April 30, 2010 was $1,081. At the same time our outstanding liabilities were $14,791. Cash provided by financing activities since inception is as follows:

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

WE HAVE HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL.

We had no cash and working capital of $-13,710 as of April 30, 2010. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

June 11, 2010             Independence Energy Corp., Registrant


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

June 11, 2010             Independence Energy Corp., Registrant


                          By: /s/ Bruce Thomson
                              --------------------------------------------------
                              Bruce Thomson, President, Chief Executive Officer, Principal Accounting Officer, and
                              Chief Financial Officer