Form 10-Q
period 2010-07-31
Independence Energy Corp.
filed 2010-09-14
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 31, 2010

                                       or

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

24,000,000 common shares issued and outstanding as of September 14, 2010

ITEM 1. FINANCIAL STATEMENTS

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        July 31,          January 31,
                                                                          2010               2010
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     34           $  3,081
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                          34              3,081
                                                                        --------           --------

                                                                        $     34           $  3,081
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                         7,320              3,000
  Due to Related Party                                                       425                 --
  Loan Payable to Director                                                 8,796              8,796
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 16,541             11,796
                                                                        --------           --------

TOTAL LIABILITIES                                                         16,541             11,796

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 24,000,000 shares issued and outstanding
   as of July 31, 2010 and January 31, 2010)                              24,000             24,000
  Additional paid-in capital                                              36,000             36,000
  Deficit accumulated during exploration stage                           (76,507)           (68,715)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (16,507)            (8,715)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $     34           $  3,081
                                                                        ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       November 30, 2005
                                    Three Months     Three Months      Six Months       Six Months        (inception)
                                       Ended            Ended            Ended            Ended            through
                                      July 31,         July 31,         July 31,         July 31,          July 31,
                                        2010             2009             2010             2009              2010
                                    ------------     ------------     ------------     ------------      ------------
REVENUES
  Revenues                          $         --     $         --     $         --     $         --      $         --
                                    ------------     ------------     ------------     ------------      ------------
TOTAL REVENUES                                --               --               --               --                --

OPERATING COSTS
  Administrative Expenses                    797            1,342            1,792            1,642            30,280
  Professional fees                        2,000            2,000            6,000            6,000            46,324
                                    ------------     ------------     ------------     ------------      ------------
TOTAL OPERATING COSTS                      2,797            3,342            7,792            7,642            76,604

OTHER INCOME (EXPENSES)
  Gain from currency exchange                 --               --               --               --                97
                                    ------------     ------------     ------------     ------------      ------------
Total Other Income                            --               --               --               --                97
                                    ------------     ------------     ------------     ------------      ------------

NET INCOME (LOSS)                   $     (2,797)    $     (3,342)    $     (7,792)    $     (7,642)     $    (76,507)
                                    ============     ============     ============     ============      ============

BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE                          $      (0.00)    $      (0.00)           (0.00)    $      (0.00)
                                    ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            24,000,000       24,000,000       24,000,000       24,000,000
                                    ============     ============     ============     ============


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
            From November 30, 2005 (Inception) through July 31, 2010
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                                Common       Additional       During
                                                  Common        Stock         Paid-in       Exploration
                                                  Stock         Amount        Capital         Stage          Total
                                                  -----         ------        -------         -----          -----
BALANCE, NOVEMBER 30, 2005                             --      $     --      $     --       $      --       $     --

Stock issued for cash on November 30, 2005
 @ $0.000833 per share                         12,000,000        12,000        (2,000)                        10,000

Net loss, January 31, 2006                                                                         (8)            (8)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2006                      12,000,000        12,000        (2,000)             (8)         9,992
                                              -----------      --------      --------       ---------       --------
Stock issued for cash from SB-2 offering
 @ $0.00416667 per share                       12,000,000        12,000        38,000                         50,000

Net loss, January 31, 2007                                                                    (14,303)       (14,303)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2007                      24,000,000        24,000        36,000         (14,310)        45,690
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2008                                                                    (16,032)       (16,032)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2008                      24,000,000        24,000        36,000         (30,342)        29,658
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2009                                                                    (24,790)       (24,790)
                                              -----------      --------      --------       ---------       --------
BALANCE, JANUARY 31, 2009                      24,000,000        24,000        36,000         (55,132)         4,868
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2010                                                                    (13,583)       (13,583)
                                              -----------      --------      --------       ---------       --------
BALANCE, JANUARY 31, 2010                      24,000,000        24,000        36,000         (68,715)        (8,715)
                                              -----------      --------      --------       ---------       --------

Net loss, July 31, 2010                                                                        (7,792)        (7,792)
                                              -----------      --------      --------       ---------       --------

BALANCE, JULY 31, 2010 (UNAUDITED)             24,000,000      $ 24,000      $ 36,000       $ (76,507)      $(16,507)
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


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      November 30, 2005
                                                                   Six Months         Six Months         (inception)
                                                                     Ended              Ended             through
                                                                    July 31,           July 31,           July 31,
                                                                      2010               2009               2010
                                                                    --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $ (7,792)          $ (7,642)          $(76,507)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                            4,320              2,547              7,320
    Increase (decrease) in Due to Related Party                          425               (100)               425
                                                                    --------           --------           --------

       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (3,047)            (5,196)           (68,762)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in Loan Payable to Director                         --                 --              8,796
  Issuance of common stock                                                --                 --             24,000
  Additional paid-in capital                                              --                 --             36,000
                                                                    --------           --------           --------

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             68,796
                                                                    --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (3,047)            (5,196)                34

CASH AT BEGINNING OF PERIOD                                            3,081              6,068                 --
                                                                    --------           --------           --------

CASH AT END OF PERIOD                                               $     34           $    872           $     34
                                                                    ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                          $     --           $     --           $     --
                                                                    ========           ========           ========

  Income Taxes                                                      $     --           $     --           $     --
                                                                    ========           ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2010
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Independence Energy Corp. (the "Company") was incorporated under the laws of the State of Nevada on November 30, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has completed the initial phase of its exploration program.

BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended July 31, 2010 is not necessarily indicative of the results that may be expected for the year ending January 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended January 31, 2010

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2010
--------------------------------------------------------------------------------

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

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2010
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to July 31, 2010 and generated a net loss of $76,507. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses. It currently has a cash balance of $34 which is insufficient to cover the expenses they will incur during the next twelve months.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. From September 1, 2008 through January 31, 2010 the Company paid a director $100 per month and from February 1, 2010 onwards has paid $125 per month for use of office space and services. Bruce Thomson, sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts. Six months ended July 31, 2010, the Company record rent expense $750 and unpaid balance $425.

As of July 31, 2010, there is a loan payable due to Bruce Thomson for $8,795, with no specific repayment terms.

NOTE 5. INCOME TAXES

                                                             As of July 31, 2010
                                                             -------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 26,012
       Other                                                             0
                                                                  --------
       Gross deferred tax assets                                    26,012
       Valuation allowance                                         (26,012)
                                                                  --------

       Net deferred tax assets                                    $      0
                                                                  ========

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2010
--------------------------------------------------------------------------------

NOTE 5. INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. NET OPERATING LOSSES

As of July 31, 2010, the Company has net operating loss carryforwards of approximately $76,507. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

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

As of July 31, 2010 the Company had 24,000,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of July 31, 2010:

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

RESULTS OF OPERATIONS

THREE MONTH SUMMARY ENDING JULY 31, 2010 AND 2009

                                               Three Months Ended
                                                    July 31,
                                             2010              2009
                                           --------          --------
               Revenue                     $    Nil          $    Nil
               Operating Expenses          $  2,797          $  3,342
               Net Loss                    $  2,797          $  3,342

EXPENSES

Our operating expenses for the three month periods ended July 31, 2010 and 2009 are outlined in the table below:

                                               Three Months Ended
                                                    July 31,
                                             2010              2009
                                           --------          --------
           General and administrative      $    797          $  1,342
           Professional fees               $  2,000          $  2,000

SIX MONTH SUMMARY ENDING JULY 31, 2010 AND 2009

                                                Six Months Ended
                                                    July 31,
                                             2010              2009
                                           --------          --------
               Revenue                     $    Nil          $    Nil
               Operating Expenses          $  7,792          $  7,642
               Net Loss                    $  7,792          $  7,642

EXPENSES

Our operating expenses for the six month periods ended July 31, 2010 and 2009 are outlined in the table below:

                                                Six Months Ended
                                                    July 31,
                                             2010              2009
                                           --------          --------

           General and administrative      $  1,792          $  1,642
           Professional fees               $  6,000          $  6,000

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                      At                At            Percentage
                                   July 31,         January 31,       Increase/
                                     2010              2010           Decrease
                                   --------          --------         --------
Current Assets                     $     34          $  3,081           -99%
Current Liabilities                $ 16,541          $ 11,796           +40%
Working Capital (deficit)          $(16,507)         $ (8,715)          -90%

CASH FLOWS
                                                    Six Months       Six Months
                                                      Ended            Ended
                                                     July 31,         July 31,
                                                       2010             2009
                                                     --------         --------
Net Cash Used in Operating Activities                $  3,047         $  5,196
Net Cash Provided by Investing Activities            $      0         $      0
Net Cash Provided by Financing Activities            $      0         $      0
DECREASE IN CASH DURING THE PERIOD                   $  3,047         $  5,196

We have generated no revenue since inception and have incurred $76,507 in expenses through July 31, 2010. We had a net loss of $2,797 and $3,342 for the three months ended July 31, 2010 and 2009, respectively. These expenses consisted of professional fees and administrative expenses.

Our cash in the bank at July 31, 2010 was $34. At the same time our outstanding liabilities were $16,541. Cash provided by financing activities since inception is as follows:

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

WE HAVE HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL.

We had no cash and working capital of $-16,507 as of July 31, 2010. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

September 14, 2010        Independence Energy Corp., Registrant


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

September 14, 2010        Independence Energy Corp., Registrant


                          By: /s/ Bruce Thomson
                              --------------------------------------------------
                              Bruce Thomson, President, Chief Executive Officer, Principal Accounting Officer, and
                              Chief Financial Officer