Form 10-K
period 2011-01-31
Independence Energy Corp.
filed 2011-05-02
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2011

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

                 Telephone (403)266-4141 Facsimile (775)243-9320
                               (Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of May 2, 2011, the registrant had 24,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 2, 2011.

                            INDEPENDENCE ENERGY CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        5
Item 2.  Properties                                                          7
Item 3.  Legal Proceedings                                                   7
Item 4.  [Removed and Reserved]                                              7

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   7
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8
Item 8.  Financial Statements and Supplementary Data                        11
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           20
Item 9A. Controls and Procedures                                            20

                                    Part III

Item 10. Directors and Executive Officers                                   22
Item 11. Executive Compensation                                             23
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    24
Item 13. Certain Relationships and Related Transactions                     25
Item 14. Principal Accounting Fees and Services                             25

                                     Part IV

Item 15. Exhibits                                                           26

Signatures                                                                  26

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

On October 12, 2006 our common stock shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol "OVCR".

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

As of January 31, 2011 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

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

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $1,745 for the geology report on our original exploration target property and incurred $6,091 in exploration expenses.
NUMBER OF EMPLOYEES

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

ITEM 1A. RISK FACTORS

WE HAVE HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL.

We had cash in the amount of $1,311 as of January 31, 2011. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

ITEM 4. REMOVED AND RESERVED

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

HOLDERS

As of January 31, 2011, we have 24,000,000 Shares of $0.001 par value common stock issued and outstanding held by 29 shareholders of record.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY FOR YEARS ENDING JANUARY 31, 2011 AND 2010

                                                      Year Ended January 31,
                                                      2011              2010
                                                    --------          --------

Revenue                                             $    Nil          $    Nil
Operating Expenses                                  $ 13,719          $ 13,583
Net Loss                                            $ 13,719          $ 13,583

EXPENSES

Our operating expenses for the years ended January 31, 2011 and 2010 are outlined in the table below:

                                                      Year Ended January 31,
                                                      2011              2010
                                                    --------          --------
General and administrative                         $  3,719           $  3,583
Professional fees                                  $ 10,000           $ 10,000
Consulting fees                                    $      0           $      0

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                      At               At            Percentage
                                  January 31,      January 31,        Increase/
                                     2011             2010            Decrease
                                   --------         --------          --------

Current Assets                     $  1,311         $  3,081            -55%
Current Liabilities                $ 23,745         $ 11,796            +101%
Working Capital (deficit)          $(22,434)        $ (8,715)           +155%

CASH FLOWS

                                                   Year Ended        Year Ended
                                                   January 31,       January 31,
                                                      2011              2010
                                                    --------          --------

Net Cash (Used in) Operating Activities             $(10,974)         $(11,783)
Net Cash Provided by Investing Activities           $      0          $      0
Net Cash Provided by Financing Activities           $  9,204          $  8,796
(DECREASE) IN CASH DURING THE PERIOD                $ (1,769)         $ (2,987)

We have generated no revenue since inception and have incurred $82,434 in expenses through January 31, 2011. We had a net loss of $13,719 and $13,583 for the years ended January 31, 2011 and 2010, respectively. These expenses consisted of professional fees and administrative expenses.

Our cash in the bank at January 31, 2011 was $1,311. At the same time our outstanding liabilities were $23,745. Cash provided by financing activities since inception is as follows:

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


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Independence Energy Corp.

We have audited the accompanying balance sheets of Independence Energy Corp. (An Exploration Stage "Company") as of January 31, 2011 and 2010 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended January 31, 2011 and 2010, and for the period from November 30, 2005 (inception) to January 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Energy Corp. as of January 31, 2011, and the result of its operations and its cash flows for the years then ended and for the period from November 30, 2005 (inception) to January 31, 2011 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang Park
----------------------------------
CHANG G. PARK, CPA

May 2, 2011
San Diego, CA. 92108



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       January 31,        January 31,
                                                                          2011               2010
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  1,311           $  3,081
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       1,311              3,081
                                                                        --------           --------

                                                                        $  1,311           $  3,081
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                         5,320              3,000
  Due to Related Party                                                       425                 --
  Loan Payable to Director                                                18,000              8,796
                                                                        --------           --------
Total Current Liabilities                                                 23,745             11,796
                                                                        --------           --------

      TOTAL LIABILITIES                                                   23,745             11,796

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 24,000,000 shares issued and outstanding
   as of January 31, 2011 and January 31, 2010)                           24,000             24,000
  Additional paid-in capital                                              36,000             36,000
  Deficit accumulated during exploration stage                           (82,434)           (68,715)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (22,434)            (8,715)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  1,311           $  3,081
                                                                        ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                 November 30, 2005
                                                                                                    (inception)
                                                      Year Ended             Year Ended              through
                                                      January 31,            January 31,            January 31,
                                                         2011                   2010                   2011
                                                     ------------           ------------           ------------
REVENUES
  Revenues                                           $         --           $         --           $         --
                                                     ------------           ------------           ------------
TOTAL REVENUES                                                 --                     --                     --

OPERATING COSTS
  Administrative Expenses                                   3,719                  3,583                 32,207
  Professional fees                                        10,000                 10,000                 50,324
                                                     ------------           ------------           ------------
TOTAL OPERATING COSTS                                      13,719                 13,583                 82,531

OTHER INCOME (EXPENSES)
  Gain from currency exchange                                  --                     --                     97
                                                     ------------           ------------           ------------
Total Other Income                                             --                     --                     97
                                                     ------------           ------------           ------------

NET INCOME (LOSS)                                    $    (13,719)          $    (13,583)          $    (82,434)
                                                     ============           ============           ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE          $      (0.00)          $      (0.00)
                                                     ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                           24,000,000             24,000,000
                                                     ============           ============


                        See Notes to Financial Statements

                            INDEPENDECE ENERGY CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From November 30, 2005 (Inception) through January 31, 2011
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                                Common       Additional       During
                                                  Common        Stock         Paid-in       Exploration
                                                  Stock         Amount        Capital         Stage          Total
                                                  -----         ------        -------         -----          -----
BALANCE, NOVEMBER 30, 2005                             --      $     --      $     --       $      --       $     --

Stock issued for cash on November 30, 2005
 @ $0.000833 per share                         12,000,000        12,000        (2,000)                        10,000

Net loss, January 31, 2006                                                                         (8)            (8)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2006                      12,000,000        12,000        (2,000)             (8)         9,992
                                              -----------      --------      --------       ---------       --------
Stock issued for cash from SB-2 offering
 @ $0.00416667 per share                       12,000,000        12,000        38,000                         50,000

Net loss, January 31, 2007                                                                    (14,303)       (14,303)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2007                      24,000,000        24,000        36,000         (14,310)        45,690
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2008                                                                    (16,032)       (16,032)
                                              -----------      --------      --------       ---------       --------
Balance, January 31, 2008                      24,000,000        24,000        36,000         (30,342)        29,658
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2009                                                                    (24,790)       (24,790)
                                              -----------      --------      --------       ---------       --------
BALANCE, JANUARY 31, 2009                      24,000,000        24,000        36,000         (55,132)         4,868
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2010                                                                    (13,583)       (13,583)
                                              -----------      --------      --------       ---------       --------
BALANCE, JANUARY 31, 2010                      24,000,000        24,000        36,000         (68,715)        (8,715)
                                              -----------      --------      --------       ---------       --------

Net loss, January 31, 2011                                                                    (13,719)       (13,719)
                                              -----------      --------      --------       ---------       --------

BALANCE, JANUARY 31, 2011                      24,000,000      $ 24,000      $ 36,000       $ (82,434)      $(22,434)
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


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------


                                                                                                     November 30, 2005
                                                                                                       (inception)
                                                                  Year Ended         Year Ended          through
                                                                  January 31,        January 31,        January 31,
                                                                     2011               2010               2011
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(13,719)          $(13,583)          $(82,434)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                           2,320              2,000              5,320
    Increase (decrease) in Due to Related Party                         425               (200)               425
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (10,974)           (11,783)           (76,689)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in Loan Payable to Director                     9,204              8,796             18,000
  Issuance of common stock                                               --                 --             24,000
  Additional paid-in capital                                             --                 --             36,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         9,204              8,796             78,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (1,769)            (2,987)             1,311

CASH AT BEGINNING OF YEAR                                             3,081              6,068                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $  1,311           $  3,081           $  1,311
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

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

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to January 31, 2011 and generated a net loss of $82,434. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, though it currently has a cash balance of $1,311 it has insufficient cash to cover the expenses they will incur during the next twelve months.

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

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

As of January 31, 2011, there is a loan payable due to Bruce Thomson for $18,000, with no specific repayment terms.

NOTE 5. INCOME TAXES

                                                          As of January 31, 2011
                                                          ----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 28,028
       Other                                                           0
                                                                --------
       Gross deferred tax assets                                  28,028
       Valuation allowance                                       (28,028)
                                                                --------

       Net deferred tax assets                                  $      0
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

NOTE 6. NET OPERATING LOSSES

As of January 31, 2011, the Company has a net operating loss carryforwards of approximately $82,434. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

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

As of January 31, 2011 the Company had 24,000,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of January 31, 2011:

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The director and officer of Independence Energy Corp., whose one year term will expire 11/30/11, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address           Age     Position     Date First Elected    Term Expires
--------------           ---     --------     ------------------    ------------

Bruce Thomson, B.A.Sc.    63     President,        11/30/05           11/30/11
68 Everwillow Park SW            Secretary,
Calgary AB                       Treasurer,
Canada  T2Y 5C6                  CFO, CEO &
                                 Director

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

B. Thomson      2011     0         0           0            0          0            0             0         0
CEO, President  2010     0         0           0            0          0            0             0         0
& Director      2009     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
B. Thomson     0              0              0           0           0           0            0           0            0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
B. Thomson           0         0           0            0                0               0            0

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

As of January 31, 2011 and 2010, there is a total of $18,000 and $8,796 that is owed to Bruce Thomson by the Company for expenses that he has paid on behalf of the company. The loan is interest free and payable on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $10,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2011.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                        Description
     ------                        -----------

      * 3(i)               Articles of Incorporation
      * 3(ii)              Bylaws
       31                  Sec. 302 Certification of CEO/CFO
       32                  Sec. 906 Certification of CEO/CFO

----------
* (incorporated by reference to our registration statement on form SB-2 filed on March 7, 2006).

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this annual report to be signed on its behalf by the undersigned, in the city of Calgary, province of Alberta, on May 2, 2011.

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


/s/ Bruce Thomson                                                May 2, 2011
-------------------------------------                            -----------
Bruce Thomson, President & Director                                 Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)