Form 10-Q
period 2011-04-30
Independence Energy Corp.
filed 2011-06-14
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 2011

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _____________

                        Commission File Number 000-54323


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

24,000,000 common shares issued and outstanding as of June 13, 2011

ITEM 1. FINANCIAL STATEMENTS

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        April 30,         January 31,
                                                                          2011               2011
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  1,016           $  1,311
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       1,016              1,311
                                                                        --------           --------

      TOTAL ASSETS                                                      $  1,016           $  1,311
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $  5,000           $  5,320
  Due to Related Party                                                        50                425
  Loan Payable to Director                                                23,000             18,000
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 28,050             23,745
                                                                        --------           --------

      TOTAL LIABILITIES                                                   28,050             23,745

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 24,000,000 shares issued and outstanding
   as of April 30, 2011 and January 31, 2011)                             24,000             24,000
  Additional paid-in capital                                              36,000             36,000
  Deficit accumulated during exploration stage                           (87,034)           (82,434)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (27,034)           (22,434)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  1,016           $  1,311
                                                                        ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                            November 30, 2005
                                                Three Months           Three Months           (inception)
                                                   Ended                  Ended                 through
                                                  April 30,              April 30,              April 30,
                                                    2011                   2010                   2011
                                                ------------           ------------           ------------
REVENUES
  Revenues                                      $         --           $         --           $         --
                                                ------------           ------------           ------------
TOTAL REVENUES                                            --                     --                     --

OPERATING COSTS
  Administrative Expenses                                600                    995                 32,807
  Professional fees                                    4,000                  4,000                 54,324
                                                ------------           ------------           ------------
TOTAL OPERATING COSTS                                  4,600                  4,995                 87,131

OTHER INCOME (EXPENSES)
  Gain from currency exchange                             --                     --                     97
                                                ------------           ------------           ------------
TOTAL OTHER INCOME                                        --                     --                     97
                                                ------------           ------------           ------------

NET INCOME (LOSS)                               $     (4,600)          $     (4,995)          $    (87,034)
                                                ============           ============           ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE     $      (0.00)          $      (0.00)
                                                ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                      24,000,000             24,000,000
                                                ============           ============


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     November 30, 2005
                                                                Three Months       Three Months        (inception)
                                                                   Ended              Ended              through
                                                                  April 30,          April 30,          April 30,
                                                                    2011               2010               2011
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (4,600)          $ (4,995)          $(87,034)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                           (320)             2,620              5,000
    Increase (decrease) in Due to Related Party                       (375)               375                 50
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (5,295)            (2,000)           (81,984)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in Loan Payable to Director                    5,000                 --             23,000
  Issuance of common stock                                              --                 --             24,000
  Additional paid-in capital                                            --                 --             36,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        5,000                 --             83,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (295)            (2,000)             1,016

CASH AT BEGINNING OF PERIOD                                          1,311              3,081                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $  1,016           $  1,081           $  1,016
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

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

BASIS OF PRESENTATION

Interim Financial Statements
The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended April 30, 2011 is not necessarily indicative of the results that may be expected for the year ending January 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended January 31, 2011.

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

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

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

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to April 30, 2011 and generated a net loss of $87,034. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses. It currently has a cash balance of $1,016 which is insufficient to cover the expenses they will incur during the next twelve months.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. From February 1, 2010 onwards has paid $125 per month for use of office space and services. As of April 30, 2011, unpaid rental is $50. Bruce Thomson, sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

As of April 30, 2011, there is a loan payable due to Bruce Thomson for $23,000, with no specific repayment terms.

NOTE 5. INCOME TAXES

                                                            As of April 30, 2011
                                                            --------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 29,592
       Other                                                             0
                                                                  --------
     Gross deferred tax assets                                      29,592
     Valuation allowance                                           (29,592)
                                                                  --------

     Net deferred tax assets                                      $      0
                                                                  ========

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

NOTE 5. INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. NET OPERATING LOSSES

As of April 30, 2011, the Company has net operating loss carryforwards of approximately $87,034. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

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

As of April 30, 2011 the Company had 24,000,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of April 30, 2011:

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

RESULTS OF OPERATIONS

THREE MONTH SUMMARY ENDING APRIL 30, 2011 AND 2010

                                                        Three Months Ended
                                                             April 30,
                                                      2011               2010
                                                    --------           --------
Revenue                                             $    Nil           $    Nil
Operating Expenses                                  $  4,600           $  4,995
Net Loss                                            $  4,600           $  4,995

EXPENSES

Our operating expenses for the three month periods ended April 30, 2011 and 2010 are outlined in the table below:

                                                        Three Months Ended
                                                             April 30,
                                                      2011               2010
                                                    --------           --------
General and administrative                          $    600           $    995
Professional fees                                   $  4,000           $  4,000

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

           WORKING CAPITAL

                                    At                 At          Percentage
                                 April 30,         January 31,      Increase/
                                   2011               2011          Decrease
                                 --------           --------        --------
Current Assets                   $  1,016           $  1,311           -31%
Current Liabilities              $ 28,050           $ 23,745           +18%
Working Capital (deficit)        $(27,034)          $(22,434)          +21%


           CASH FLOWS
                                                  Three Months      Three Months
                                                     Ended             Ended
                                                    April 30,         April 30,
                                                      2011              2010
                                                    --------          --------
Net Cash Used in Operating Activities               $ (5,295)         $ (2,000)
Net Cash Provided by Investing Activities           $      0          $      0
Net Cash Provided by Financing Activities           $  5,000          $     --
DECREASE IN CASH DURING THE PERIOD                  $   (295)         $ (2,000)

We have generated no revenue since inception and have incurred $87,034 in expenses through April 30, 2011. We had a net loss of $4,600 and $4,995 for the three months ended April 30, 2011 and 2010, respectively. These expenses consisted of professional fees and administrative expenses.

Our cash in the bank at April 30, 2011 was $1,016. At the same time our outstanding liabilities were $28,050. Cash provided by financing activities since inception is as follows:

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

WE HAVE HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL.

We had cash in the amount of $1,016 as of April 30, 2011. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

June 13, 2011             Independence Energy Corp., Registrant


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

June 13, 2011             Independence Energy Corp., Registrant


                          By: /s/ Bruce Thomson
                              --------------------------------------------------
                              Bruce Thomson, President, Chief Executive Officer, Principal Accounting Officer, and
                              Chief Financial Officer