Form 10-Q
period 2011-10-31
Independence Energy Corp.
filed 2011-12-14
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2011

                                       or

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

24,000,000 common shares issued and outstanding as of December 14, 2011

ITEM 1. FINANCIAL STATEMENTS

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                  October 31,        January 31,
                                                                     2011               2011
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  2,051           $  1,311
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                            2,051              1,311
                                                                   --------           --------

                                                                   $  2,051           $  1,311
                                                                   ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                 $  1,820           $  5,320
  Due to Related Party                                                  800                425
  Loan Payable to Director                                           33,000             18,000
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                      35,620             23,745
                                                                   --------           --------

      TOTAL LIABILITIES                                              35,620             23,745

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 24,000,000 shares issued and outstanding
   as of October 31, 2011 and January 31, 2011)                      24,000             24,000
  Additional paid-in capital                                         36,000             36,000
  Deficit accumulated during exploration stage                      (93,569)           (82,434)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (33,569)           (22,434)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $  2,051           $  1,311
                                                                   ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    November 30, 2005
                                 Three Months     Three Months      Nine Months      Nine Months      (inception)
                                    Ended            Ended            Ended            Ended            through
                                  October 31,      October 31,      October 31,      October 31,       October 31,
                                     2011             2010             2011             2010              2011
                                 ------------     ------------     ------------     ------------      ------------
REVENUES
  Revenues                       $         --     $         --     $         --     $         --      $         --
                                 ------------     ------------     ------------     ------------      ------------
TOTAL REVENUES                             --               --               --               --                --

OPERATING COSTS
  Administrative Expenses               1,195              807            3,135            2,599            35,342
  Professional fees                     2,000            2,000            8,000            8,000            58,324
                                 ------------     ------------     ------------     ------------      ------------
TOTAL OPERATING COSTS                   3,195            2,807           11,135           10,599            93,666

OTHER INCOME (EXPENSES)
  Gain from currency exchange              --               --               --               --                97
                                 ------------     ------------     ------------     ------------      ------------
TOTAL OTHER INCOME                         --               --               --               --                97
                                 ------------     ------------     ------------     ------------      ------------

NET INCOME (LOSS)                $     (3,195)    $     (2,807)    $    (11,135)    $    (10,599)     $    (93,569)
                                 ============     ============     ============     ============      ============

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE                $      (0.00)    $      (0.00)           (0.00)    $      (0.00)
                                 ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         24,000,000       24,000,000       24,000,000       24,000,000
                                 ============     ============     ============     ============


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    November 30, 2005
                                                                 Nine Months        Nine Months       (inception)
                                                                   Ended              Ended             through
                                                                 October 31,        October 31,        October 31,
                                                                    2011               2010               2011
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(11,135)          $(10,599)          $(93,569)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                         (3,500)                --              1,820
    Increase (decrease) in Due to Related Party                        375                425                800
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (14,260)           (10,174)           (90,949)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in Loan Payable to Director                   15,000              9,204             33,000
  Issuance of common stock                                              --                 --             60,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       15,000              9,204             93,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                        740               (969)             2,051

CASH AT BEGINNING OF PERIOD                                          1,311              3,081                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $  2,051           $  2,111           $  2,051
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2011
--------------------------------------------------------------------------------

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

BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three months period ended October 31, 2011 is not necessarily indicative of the results that may be expected for the year ending January 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended January 31, 2011.

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

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2011
--------------------------------------------------------------------------------

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

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2011
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2005 (inception) to October 31, 2011 and generated a net loss of $93,569. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses. It currently has a cash balance of $2,051 which is insufficient to cover the expenses they will incur during the next twelve months.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. From February 1, 2010 onwards has paid $125 per month for use of office space and services. As of October 31, 2011, unpaid rental is $425. Bruce Thomson, sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

As of October 31, 2011, there is a loan payable due to Bruce Thomson for $33,000, with no specific repayment terms.

NOTE 5. INCOME TAXES

                                                          As of October 31, 2011
                                                          ----------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 31,813
       Other                                                            0
                                                                 --------
     Gross deferred tax assets                                     31,813
     Valuation allowance                                          (31,813)
                                                                 --------

     Net deferred tax assets                                     $      0
                                                                 ========

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2011
--------------------------------------------------------------------------------

NOTE 5. INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. NET OPERATING LOSSES

As of October 31, 2011, the Company has net operating loss carryforwards of approximately $93,569. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

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

As of October 31, 2011 the Company had 24,000,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of October 31, 2011:

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

RESULTS OF OPERATIONS

THREE MONTH SUMMARY ENDING OCTOBER 31, 2011 AND 2010

                                                       Three Months Ended
                                                           October 31,
                                                     2011               2010
                                                   --------           --------
Revenue                                            $    Nil          $     Nil
Operating Expenses                                 $  3,195          $   2,807
Net Loss                                           $  3,195          $   2,807

EXPENSES

Our operating expenses for the three month periods ended October 31, 2011 and 2010 are outlined in the table below:

                                                       Three Months Ended
                                                           October 31,
                                                     2011               2010
                                                   --------           --------
General and administrative                         $  1,195           $    807
Professional fees                                  $  2,000           $  2,000

NINE MONTH SUMMARY ENDING OCTOBER 31, 2011 AND 2010

                                                        Nine Months Ended
                                                           October 31,
                                                     2011               2010
                                                   --------           --------
Revenue                                            $    Nil           $    Nil
Operating Expenses                                 $ 11,135           $ 10,599
Net Loss                                           $ 11,135           $ 10,599

EXPENSES

Our operating expenses for the nine month periods ended October 31, 2011 and 2010 are outlined in the table below:

                                                        Nine Months Ended
                                                           October 31,
                                                     2011               2010
                                                   --------           --------

General and administrative                         $  3,135           $  2,599
Professional fees                                  $  8,000           $  8,000

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                      At              At           Percentage
                                  October 31,     January 31,       Increase/
                                     2011            2011           Decrease
                                   --------        --------         --------
Current Assets                     $  2,051        $  1,311              +55%
Current Liabilities                $ 35,620        $ 23,745              +50%
Working Capital (deficit)          $(33,569)       $(22,434)             +50%

CASH FLOWS

                                                  Nine Months        Nine Months
                                                    Ended              Ended
                                                  October 31,        October 31,
                                                     2011               2010
                                                   --------           --------
Net Cash Used in Operating Activities              $(14,260)          $(10,174)
Net Cash Provided by Investing Activities          $      0           $      0
Net Cash Provided by Financing Activities          $ 15,000           $  9,204
INCREASE (DECREASE) IN CASH DURING PERIOD          $    740           $   (969)

We have generated no revenue since inception and have incurred $93,569 in expenses through October 31, 2011. We had a net loss of $3,195 and $2,807 for the three months ended October 31, 2011 and 2010, respectively. These expenses consisted of professional fees and administrative expenses.

Our cash in the bank at October 31, 2011 was $2,051. At the same time our outstanding liabilities were $35,620. Cash provided by financing activities since inception is as follows:

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

WE HAVE HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL.

We had cash in the amount of $2,051 as of October 31, 2011. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

December 14, 2011         Independence Energy Corp., Registrant


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

December 14, 2011         Independence Energy Corp., Registrant


                          By: /s/ Bruce Thomson
                              --------------------------------------------------
                              Bruce Thomson, President, Chief Executive Officer, Principal Accounting Officer, and
                              Chief Financial Officer