Form 10-K
period 2012-01-31
Independence Energy Corp.
filed 2012-05-15
CIK 1353406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ____________

INDEPENDENCE ENERGY, CORP.
(Exact name of registrant as specified in its charter)

Nevada	000-54323	20-3866475
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

3020 Old Ranch Parkway, Suite 300, Seal Beach, CA   90740
(Address of principal executive offices)

(562) 799-5588
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of was $Nil based upon the price $Nil at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of May14, 2012 there were 24,238,888, shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference:

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and "our company" mean Independence Energy Corp., unless otherwise indicated.

Corporate Overview

We were incorporated in the State of Nevada on November 30, 2005 under the name "Oliver Creek Resources Inc." At inception, we were an exploration stage company engaged in the acquisition, exploration and development of natural resource properties.

On October 12, 2006 our common stock shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol "OVCR".

Effective August 12, 2008, we effected a 12 for 1 forward stock split of our issued and outstanding common stock. As a result, our authorized capital remains at 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 2,000,000 shares of common stock to 24,000,000 shares of common stock.  Also effective August 12, 2008, we have changed our name from "Oliver Creek Resources Inc." to "Independence Energy Corp.". The change of name was approved by our directors and a majority of our shareholders.

The name change, forward stock split and reduction of authorized capital became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 12, 2008 under the new stock symbol "IDNG".

Current Business

We are an oil and gas company engaged in the exploration for and production of oil and natural gas, throughout the United States.  On December 15, 2011, we closed the acquisition of a 2.5% interest in the Quinlan Lease from Wise Oil and Gas LLC, with the option to increase that interest to 10%.  On the closing of the acquisition on December 15, 2011, we began generating revenue from the operating well on the property even though the well is in the E&E stage (Exploration and Evaluation). On December 23, 2011 we closed an additional 2.5% for a total of 5%.  The Quinlan Lease is located in Pottawatomie County, Oklahoma.

As of the date of this Report, we have acquired a percentage working interest in an oil and gas property.  If the property is viable and can be developed, we will receive a pro-rata share of any revenues generated from the property, equivalent to our percentage working interest.  If the property is not viable, we expect the operator to plug the wells; however, we will not be responsible for any portion of the costs related to the plugging of the wells. There are leases underlying the wells in which we own working interests; however we are not the holder of these leases and therefore we are not responsible for the payment or evaluation of any obligations under such leases. The leaseholder of the property is responsible for paying and maintaining the leases.  If we are successful in generating revenues from our working interests in this oil and gas property, we intend to acquire working interests in additional wells in the project area, subject to obtaining additional financing.  Our business strategy also includes seeking opportunities for mergers or acquisitions with other companies or entities.

Subsequent to January 31, 2012

Effective March 1, 2012, our company, paid an additional $78,080 to Wise Oil and Gas for an additional 5% participation in the Quinlan 1, 2 and 3 wells located in Pottawatomie County, Oklahoma at a cost of $15,616 per 1%.Our company, now holds a 10% interest in the Quinlan 1, 2 and 3 wells.

Effective March 29, 2012, our company, acquired a 5% working interest, on a 70% net revenue interest, in a drilling program in Coleman County, Texas. The interest was acquired from MontCrest Energy, Inc. for total consideration of $115,000.

The drilling program consists of two wells:  the Vaughn-MEI #106 and the Shields-MEI #105-H prospect wells.  The program operations are to take place approximately two and three miles west of the town site of Novice, Texas in Section 29, of Block 2 of the T. & N.O. Railroad Company Survey, and Section 30, of Block 2 of the T. & N.O. Railroad Company Survey. It is expected by MontCrest Energy, Inc., that the Vaughn-MEI #106 Prospect Well will be drilled to an estimated depth of 4,650' and the Shields-MEI #105-H will be drilled as a horizontal well.  Neither the Vaughn-MEI #106, nor the Shields-MEI #105-H are currently producing, but MontCrest Energy, Inc., has a history of successful operations in the region.

Markets

The United States ranks as the third highest oil producing country in the world and ranks first as the country with the highest consumption of oil. The United States ranks as the second highest natural gas producing country in the world and ranks first as the country with the highest consumption of natural gas.  (U.S. Energy Information Administration. 2009. Retrieved on January 27, 2012 from and publicly available at:  http://www.eia.gov/countries/index.cfm?view=production).

Currently, oil and natural gas fuel more than 97 percent of America’s vehicles, whether on land, sea, or in the air. Oil and natural gas are also key components in the vast majority of all manufactured goods. Whether it’s surgical equipment, fertilizers, phones, CDs, paints or fuels, the oil and natural gas industry supports our day-to-day safety, mobility, health and lifestyle.  (Energy Tomorrow.  Retrieved on January 27, 2012 from and publicly available at: http://energytomorrow.org/issues/oil-and-gas-101/petroleum-products/).

Further, the demand for oil and gas is expected to significantly rise.  The U.S. will require 21 percent more energy in 2035 than in 2009 with more than half of the energy demand expected to be met by oil and natural gas.  Today, oil accounts for 37 percent of our energy use with the lion’s share of it fueling 94 percent of our transportation energy needs. Although ethanol and other biofuels are expected to grow rapidly in the future and steadily displace some oil use, the U.S. Energy Information Administration forecasts oil will continue to account for the largest share of our energy needs filling 33 percent of total energy demand and 85 percent of our transportation needs in 2035. (“Energizing America.  Facts for Addressing Energy Policy.”  energyAPI.  May 2, 2011.  Retrieved January 27, 2012 from and publicly available at http://www.api.org/aboutoilgas/upload/truth_primer4.pdf.)

Future U.S. Energy Demand:  The U.S. will require 21 percent more energy in 2035 than in 2009.

(Calculated in Quadrillion British Thermal Units “BTU”).

Globally, the demand for energy has also hit all time highs and countries such as China and India are driving this demand.  India and China will account for 45 percent of the increase in global primary energy demand by 2030, with both countries more than doubling their energy use over that period (“The World’s 10 Biggest Oil Consumers.” Rediff Business.  March 12, 2010. Retrieved on January 27, 2012 from and publicly available at: http://business.rediff.com/slide-show/2010/mar/12/slide-show-1-worlds-10-biggest-oil-consumers.htm#contentTop).

As the population density increases, the demand for oil and gas will rise. Of course, the price history of oil and gas is not one of constant increase, and every investor should be aware of this.

Recent forecasts by the U.S. Energy Information Administration estimate that sustaining a 3.2 percent rate of annual growth in the global economy from 2007 to 2035 (measured in purchasing power parity) will require an expansion of about 24.5 million barrels per day in global oil supplies.

That is an increase equivalent to nearly doubling the current consumption of North America. The growth in demand for natural gas worldwide is expected to be even larger, increasing by 45 percent from 2007 to 2035. Despite significant growth of renewables and improvements in energy efficiency, more than half of the world’s energy demand will be met in 2035 by oil and natural gas, as is the case today.  (“Energizing America.  Facts for Addressing Energy Policy.”  energyAPI.  May 2, 2011. Retrieved on January 27, 2012 from and publicly available at http://www.api.org/aboutoilgas/upload/truth_primer4.pdf.)

Future Global Energy Demand:  The World will require 49 percent more energy in 2035 than in 2007.

(Calculated in Quadrillion British Thermal Units “BTU”).
Source:  “Energizing America.  Facts for Addressing Energy Policy.”  energyAPI.  May 2, 2011.

Retrieved on July 22, 2011 from and publicly available at http://www.api.org/aboutoilgas/upload/truth_primer4.pdf.

There are significant risks associated with direct investing in oil and gas projects. However, we believe that direct investments in oil & gas can provide high potential returns and cash flow. There have been many new discoveries in oil and gas developmental technology, including faster drilling speeds, greater access to resources, better completion techniques and even turn-key drilling commitments for drilling deeper than 20,000 feet.  Oil and gas prices are now sufficiently high enough to warrant drilling deeper and spending more money to do it. Ten or more years ago, oil drilling was very risky, largely due to the probability of hitting a dry well. However, technology has come a long way since then. The latest techniques include the use of satellite mapping and horizontal drilling. This enables producers to locate and drill more effectively, thus reducing cost.

Significant oil and gas discoveries that are announced today often result from investments begun by companies as far back as a decade or more ago. Since the year 2000, our industry invested over 2 trillion dollars in U.S. capital projects to meet the growing demand for oil and natural gas.  The worldwide economic downturn, along with lower oil and natural gas prices and tight credit markets, caused some oil and natural gas producers to cut their capital budget plans in 2009. However, investments have since rebounded.  (“Energizing America.  Facts for Addressing Energy Policy.”  energyAPI.  May 2, 2011. Retrieved on January 27, 2012 from and publicly available at http://www.api.org/aboutoilgas/upload/truth_primer4.pdf.)

Plan of Operation

Our plan of operations for the next 12 months is to obtain revenues from our current interest in the Quinlan Lease and to acquire and explore development stage oil and gas properties.  We will require additional capital to carry out our current business plan. We currently do not have sufficient financing to fully execute our business plan and there is no assurance that we will be able to obtain the necessary financing to do so.

We may not be able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Operations Subsequent to January 31, 2012

Effective March 1, 2012, our company paid an additional $78,080 to Wise Oil and Gas for an additional 5% participation in the Quinlan 1, 2 and 3 wells located in Pottawatomie County, Oklahoma at a cost of $15,616 per 1%. Independence Energy Corp., now holds a 10% interest in the Quinlan 1, 2 and 3 wells.

Effective March 29, 2012, our company acquired a 5% working interest, on a 70% net revenue interest, in a drilling program in Coleman County, Texas. The interest was acquired from MontCrest Energy, Inc. for total consideration of $115,000.

The drilling program consists of two wells: the Vaughn-MEI #106 and the Shields-MEI #105-H prospect wells.  The program operations are to take place approximately two and three miles west of the town site of Novice, Texas in Section 29, of Block 2 of the T. & N.O. Railroad Company Survey, and Section 30, of Block 2 of the T. & N.O. Railroad Company Survey. It is expected by MontCrest Energy, Inc., that the Vaughn-MEI #106 Prospect Well will be drilled to an estimated depth of 4,650' and the Shields-MEI #105-H will be drilled as a horizontal well.  Neither the Vaughn-MEI #106, nor the Shields-MEI #105-H are currently producing, but MontCrest Energy, Inc., has a history of successful operations in the region.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)

Legal and Accounting Fees	$50,000
Office Expenses	Nil
TOTAL	$50,000

Our total expenditures over the next twelve months are anticipated to be approximately $50,000. Our cash on hand as of January 31, 2012 is $14,790. As of the date of this report we have insufficient cash on hand to fund our operations for the next twelve months.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Competition

The oil and gas industry is highly competitive. We are a new exploration stage company and have a weak competitive position in the industry. We compete with junior and senior oil and gas companies, independent producers and institutional and individual investors who are actively seeking to acquire oil and gas properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of oil and gas interests is intense with many oil and gas leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the oil and gas companies with which we compete for financing and for the acquisition of oil and gas properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring oil and gas interests of merit or on exploring or developing their oil and gas properties. This advantage could enable our competitors to acquire oil and gas properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further oil and gas interests or explore and develop our current or future oil and gas properties.

We also compete with other junior oil and gas companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior oil and gas companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their oil and gas properties or the price of the investment opportunity. In addition, we compete with both junior and senior oil and gas companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, oil and gas exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable oil and gas properties or interests, and we cannot give any assurance that suitable oil and gas properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the oil and gas industry by:

•	keeping our costs low;

•	relying on the strength of our management’s contacts; and

•	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Research and Development Expenditures

We have not incurred any research expenditures over the past two fiscal years.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Employees; Identification of Certain Significant Employees

Currently, we do not have any employees. Additionally, we have not entered into any consulting or employment agreements with our president, chief executive officer, treasurer, secretary or chief financial officer. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Government Regulation

Our current and future operations and exploration activities are or will be subject to various laws and regulations in the United States. These laws and regulations govern the protection of the environment, conservation, prospecting, development, energy production, taxes, labor standards, occupational health and safety, toxic substances, chemical products and materials, waste management and other matters relating to the oil and gas industry. Permits, registrations or other authorizations may also be required to maintain our operations and to carry out our future oil and gas exploration and production activities, and these permits, registrations or authorizations will be subject to revocation, modification and renewal.

Governmental authorities have the power to enforce compliance with lease conditions, regulatory requirements and the provisions of required permits, registrations or other authorizations, and violators may be subject to civil and criminal penalties including fines, injunctions, or both. The failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties, and third parties may have the right to sue to enforce compliance.

We expect to be able to comply with all applicable laws and regulations and do not believe that such compliance will have a material adverse effect on our competitive position. We have obtained and intend to obtain all environmental permits, licenses and approvals required by all applicable regulatory agencies to maintain our current oil and gas operations and to carry out our future exploration activities. We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations, and we believe that the operators of the properties in which we have an interest comply with all applicable laws and regulations. We intend to continue complying with all environmental laws and regulations, and at this time we do not anticipate incurring any material capital expenditures to do so.

Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. Our failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief, or both. Legislation affecting the oil and gas industry is subject to constant review, and the regulatory burden frequently increases. Changes in any of the laws and regulations could have a material adverse effect on our business, and in view of the many uncertainties surrounding current and future laws and regulations, including their applicability to our operations, we cannot predict their overall effect on our business.

U.S. Regulations

Our operations are or will be subject to various types of regulation at the federal, state and local levels in the United States. Such regulation covers permits required for drilling wells; bonding requirements for drilling or operating wells; the implementation of spill prevention plans; submissions and permits relating to the presence, use and release of certain materials incidental to oil and gas operations; the location of wells; the method of drilling and casing wells; the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities; surface usage and the restoration of properties upon which wells have been drilled; the plugging and abandoning of wells; and the transportation of oil and gas.

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975, which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be reimposed in the future but when, if ever, such re-imposition might occur and the effect thereof cannot be predicted.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 (“NGPA”). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is “deregulated”). Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission (“FERC”). In June 1986, FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible that the leaseholders of our oil and gas properties may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

Our operations are or will also be subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow forced pooling or the integration of tracts to facilitate exploration while other states rely on the voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties.

In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas and impose certain requirements regarding the ratable purchase of produced oil and gas. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from our wells and to limit the number of wells or the locations at which we may be able to drill.

Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act (NEPA). The NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions that have the potential to significantly impact the environment. In the course of such evaluations, an agency will typically prepare an environmental assessment on the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. This process has the potential to delay or limit the development of oil and natural gas projects.

The Resource Conservation and Recovery Act (RCRA) and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” as well as the disposal of non-hazardous wastes. Under the auspices of the U.S. Environmental Protection Agency, or EPA, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. While drilling fluids, produced waters, and many other wastes associated with the exploration, development, and production of crude oil, natural gas, or geothermal energy constitute “solid wastes”, which are regulated under the less stringent non-hazardous waste provisions, there is no assurance that the EPA or individual states will not in the future adopt more stringent and costly requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous.

The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund”, and analogous state laws, impose joint and several liability, without regard to fault or legality of conduct, on persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and any company that disposed or arranged for the disposal of the hazardous substance at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment.

The Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws, impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the relevant state. The Clean Water Act also prohibits the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

The Clean Air Act and associated state laws and regulations regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. In order to construct production facilities, we may be required to obtain permits before work can begin. These regulations may increase the costs of compliance for such facilities, and federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance.

We may be subject to the requirements of the Occupational Safety and Health Act (OSHA) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A. Risk Factors

Risks Related to Our Overall Business Operations

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred net losses of $51,417 and $13,719  for the fiscal years ended January 31, 2012 and 2011, respectively. As a result, at January 31, 2012, we had an accumulated deficit of $133,851.  We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our oil and gas properties. We may not be able to successfully commercialize our properties or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended January 31, 2012 and 2011, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our  financial statements for the year ended January 31, 2012, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate needing significant capital to acquire additional properties, conduct exploration and development needed to bring our existing oil and gas properties into increased production and/or to continue to seek out appropriate joint venture partners or buyers for certain oil and gas properties. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our business and operating results could be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must continue to try to locate skilled geologists, mappers, drillers, engineers, technical personnel and adequate funds in a timely manner.

We may not have access to the supplies and materials needed for exploration, which could cause delays or suspension of our operations.

Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times in our exploration programs. Furthermore, fuel prices are rising. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower can be obtained.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have limited history of revenues from operations and have limited significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves, extract the reserves economically, and/or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

The potential profitability of oil and gas ventures depends upon factors beyond our control.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas, which may be acquired or discovered, will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Oil and gas operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations, which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages, which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Risks Associated With Our Industry

The nature of oil and gas exploration makes the estimates of costs uncertain, and our operations may be adversely affected if we underestimate such costs.

We will share a portion of the ongoing costs of exploration and development of the oil and gas properties in which we have working interests, in a proportion equal to our working interests.  It is difficult to project the operating costs associated with an exploratory drilling program. Complicating factors include the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells. If the operators of our oil and gas interests underestimate the costs or potential challenges of such programs, we may be required to seek additional funding or abandon our interests.

The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring additional working interests in other oil and gas properties.

The oil and natural gas industry is intensely competitive.  We compete with numerous individuals and companies for working interests in desirable oil and gas properties.  Many of these individuals and companies with whom we compete have substantially greater financial and operational resources than we have.  If we cannot compete for working interests in oil and gas properties, our business operations could be harmed.

There can be no assurance that oil or gas in any commercial quantity will be discovered on our oil and gas interests which could cause our business to fail.

Exploration for economic reserves of oil and gas is subject to a number of risks.  Few properties that are explored are ultimately developed into producing oil and/or gas wells.  If oil or gas is not discovered on any of our current or future working interests in any commercial quantity, our business will fail.  In addition, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well.  Production from any well may be unmarketable if it is permeated with water or other deleterious substances.  Also, the marketability of oil and gas which may be acquired or discovered will be affected by numerous related factors, including the proximity and capacity of oil and natural gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the wells.

Prices and markets for oil and gas are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our business.

Our revenues and earnings, if any, will be highly sensitive to the prices of oil and gas. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control.  These factors include, without limitation, governmental fixing, pegging, controls or any combination of these and other factors, changes in domestic, international, political, social and economic environments, worldwide economic uncertainty, the availability and cost of funds for exploration and production, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, war, or the threat of war, in oil producing regions, the foreign supply of oil, the price of foreign imports and the availability of alternate fuel sources. Significant changes in long-term price outlooks for crude oil or natural gas could have a material adverse effect on revenues as well as the value of our interests in the wells.

Amendments to current laws and regulations governing the oil and gas industry could have a material adverse impact on our proposed business.

The oil and gas industry is subject to substantial regulation relating to the exploration, development, upgrading, marketing, pricing, taxation, and transportation of, oil and gas. Amendments to current laws and regulations governing operations and activities of oil and gas exploration and extraction operations could have a material adverse impact on our working interests and in turn, cause us to abandon our interests or cause our business to fail.

Our business could be impaired if the leaseholders and operators of our oil and gas interests fail to comply with applicable regulations.

Failure to comply with government regulations could subject the leaseholders and operators of our oil and gas interests to civil and criminal penalties and require them to forfeit property rights or licenses, which in effect could cause us to lose our working interests.  They may also be required to take corrective actions for failure to comply with applicable regulations which could require substantial capital expenditures, a portion of which we would be required to bear.  As a result, our business operations and profitability could deteriorate due to regulatory constraints.

We may be unable to establish or maintain strategic relationships with industry participants, which may diminish our ability to conduct our operations.

Our potential to enter into strategic commercial arrangements or partnerships to obtain additional working interests in oil and gas properties and to grow our business depends upon our ability to develop and maintain close working relationships with industry participants and government officials.  We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them due to several factors including the inexperience of our management in the oil and gas industry, our limited number of working interests in oil and gas properties and the limited number of hours our management currently devotes to our business.  In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities that we would not otherwise be inclined to undertake.  If strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Risks Related To The Market For Our Stock

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include: our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors; changes in financial estimates by us or by any securities analysts who might cover our stock; speculation about our business in the press or the investment community; significant developments relating to our relationships with our customers or suppliers; stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; customer demand for our products; investor perceptions of our industry in general and our Company in particular; the operating and stock performance of comparable companies; general economic conditions and trends; announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; changes in accounting standards, policies, guidance, interpretation or principles; loss of external funding sources; sales of our common stock, including sales by our directors, officers or significant stockholders; and additions or departures of key personnel. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us. We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock.

We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We are not likely to pay cash dividends in the foreseeable future.

We intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

If a market for our common stock does develop, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting us or our competitors. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A large number of shares may be eligible for future sale and may depress our stock price.

We may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then-current market price of our common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities, either of which would decrease the value of any earlier investment in our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our offices are currently located at 3020 Old Ranch Parkway, Suite 300, Seal Beach, CA 90740 and our telephone number is (562) 799-5588. We currently have a year contract for this space and we lease the space for $249 per month. As of the date of this filing, we have not sought to move or change our office site as our space is adequate to meet our needs.  We do not own any real property.

Quinlan Lease

On December 15, 2011, we closed the acquisition of a 2.5% interest in the Quinlan Lease from Wise Oil and Gas LLC, with the option to increase that interest to 10%.  On December 23, 2011 we closed an additional 2.5% for a total of 5%.  The cost of 1% of interest in the Quinlan Lease is $15,616.  The Quinlan Lease is located in Pottawatomie County, Oklahoma, within the NE Shawnee Field Township 11 North, Range 4 East. The Quinlan 1, 2, 3 and 4 wells are all located within Section 19. The four wells lie between the Nemaha ridge to the west and then on to the west flank of the Seminloe-Cushing ridge (Hunton Uplift) to the East and North of Pauls Valley.  On December 23, 2011 we closed an additional 2.5% for a total of 5%.

Effective March 1, 2012, our company, paid an additional $78,080 to Wise Oil and Gas for an additional 5% participation in the Quinlan 1, 2 and 3 wells located in Pottawatomie County, Oklahoma at a cost of $15,616 per 1%.Our company, now holds a 10% interest in the Quinlan 1, 2 and 3 wells.

The drilling program consists of two wells:  the Vaughn-MEI #106 and the Shields-MEI #105-H prospect wells.  The program operations are to take place approximately two and three miles west of the town site of Novice, Texas in Section 29, of Block 2 of the T. & N.O. Railroad Company Survey, and Section 30, of Block 2 of the T. & N.O. Railroad Company Survey. It is expected by MontCrest Energy, Inc., that the Vaughn-MEI #106 Prospect Well will be drilled to an estimated depth of 4,650' and the Shields-MEI #105-H will be drilled as a horizontal well.  Neither the Vaughn-MEI #106, nor the Shields-MEI #105-H are currently producing, but MontCrest Energy, Inc., has a history of successful operations in the region.

NORTHEAST SHAWNEE FIELD
Pottawatomie County, Oklahoma

T 11 N
13
18
Rice
Whistler
Orr
Washington
#1
#2
Quinlin
C.P. Quinlin
20
19
T 11 N
R-4-E
R-5-E

The Quinlan Lease lies within the NE Shawnee Field in Sections 13 and 24, Township 11 North, Range 4 East and Sections 18 and 19, Township 11 North, Range 5 East, Pottawatomie County, Oklahoma, and is approximately 11 miles north and east of Shawnee near the junction of State Highway 9A and Interstate I40 East.  The Quinlan’s #1, #2, #3, and #4 (the sale water well) all lie in Section 19 of the above township & range and are in the southern most portion of the Central Oklahoma Platform.  The Central Oklahoma Platform is located between two large sedimentary basins, the Anadarko Basin to the west and the Arkoma Basin to the east and southeast.  The field with the four wells lie between the Nemaha Ridge to the west and then on to west flank of the Seminole-Cushing Ridge (Hunton Uplift) to the east and north of the Pauls Valley Uplift.  The forces responsible for creating regional structures in the Ordovician appear to have begun in the middle Devonian epeirogeny.  At this time, uplift occurred from the northeast, creating a regional dip to the southwest in the Hunton Limestone and older formations; therefore, with associated faulting with these uplifts allowed these ancient structures to accumulate oil reserves.  The Wilzetta Fault occurred during this major uplift period and is a major fault system trending Northeast-Southwest and extending many miles both to the north and south of the NE Shawnee Field and is considered to be the west boundary fault to the field.  Specifically, the field appears to be trapping oil in several faulted anticlinal features with production being reflected in the Hunton Limestone, Viola Limestone, and the 1st Wilcox Sand.

The Quinlan #1 was originally open hole completed in the 1st Wilcox Sandstone from 4,778' to 4,782', the Simpson Dolomite from 4,742' to 4,750' and the Viola Limestone from 4,726' to 4,732' were tested several years later.  Later production from the Quinlan #1 was documented producing an oil cut from 8 - 15%, (i.e. 100 barrels of total volume = 8 to 15 barrels are oil) on a daily basis from the 1st Wilcox Sandstone (Primary Objective), Viola Limestone and Simpson Dolomite (Second Objective).  Finally, the Hunton Limestone formation was perforated and produced on a forty acre spacing pattern and was also perforated in the Quinlan #2.  Since November 2009 when the well was purchased by Nitro Petroleum Inc., the Quinlan #1 has produced 13,946 barrels of oil from the Hunton Limestone.

The Quinlan #2 was originally drilled to the base of the Simpson Dolomite formation and completed in the Hunton Limestone.  The Hunton Limestone was perforated from 4,594' to 4,604'. In 1976, the well was deepened to the 1st Wilcox and perforated in the Viola Limestone from 4,720' to 4,733' and the Simpson Dolomite from 4,756' to 4,762'.

The Quinlan #3 was tested in the Hunton Limestone and proved to be uneconomical due to a very low oil production rate with heavy water production.  The current plan by the operator is to re-enter the well around the 1st of June of this year and perforate the Viola limestone in an attempt to replicate the Quinlan #2 production.

The Quinlan #4 was the last well to be drilled in the field with the goal of finding the Hunton Limestone productive.  Unfortunately, the down dip Hunton Limestone had incurred a facies change becoming heavily dolomitized with very low crystalline porosity.  The 1st Wilcox Sandstone was tested after logs indicated a productive interval with a contradicting sample evaluation.  Eventual testing results indicated fresh water had been injected into the zone from an adjacent well without being reported to the proper authorities thus creating anonymous log inferences.  The well was completed as a salt water field disposal well in the 1st Wilcox Sandstone which subsequently improved the overall field economics.

Summary of Estimated Oil and Gas Reserves as of Fiscal-Year End

Due to our recent acquisition of our interest in the Quinlan Lease, we do not have any audited or independently verified figures for production or reserve reporting.  We currently own a 10% interest in the Quinlan Leases.

Operator

Wise Oil and Gas is the operator of the Quinlan Lease.  Wise oil & Gas has been a fully licensed Oil & Gas Operator since 1989 in the State of Oklahoma. Wise Oil and Gas own and operate wells throughout the State of Oklahoma and continue to do so since 1989. Wise Oil and Gas is the operator of the Independence Energy's working interest in the Quinlan project.  Larry Wise has extensive oil and gas operating experience. Mr. Wise worked as a Junior Field Engineer with Phillips 66 Petroleum Company 1977-1979. From 1979-1982 he worked for Jerry Scott Company as Completion Superintendent overseeing 14 drilling rigs and over 300 producing properties; 1982-1988 with JOMC Oil Co; 1988-1993 with Texas United Petroleum and 1993-1999 with Pottawatomie County Energy serving as President, Fund Raiser and Chief Operating Officer for all three companies. From 1999 through to 2006 he operated Wise Oil and Gas Company, LLC and served as an independent Engineering Consultant responsible for all operations of Morris E. Stewart Oil Company, OKC, Ok., Kirrie Oil Company, OKC, Ok., HoCo, Inc. Oil Company, Wichita Falls, TX., and Buccaneer Energy Corporation, Tampa Bay, FL

Acreage

The following table shows our gross and net acreage position on the Quinlan Lease as of January 27, 2012.  Please note that we hold a total of 5% turnkey working interest in the property.

Property	Gross Acreage (developed)	Net Acreage (developed)	Gross Acreage (undeveloped)	Net Acreage (undeveloped)

Quinlan Lease	120	12	80	8

MontCrest Energy, Inc. MEI Drilling Program #3

Effective March 29, 2012, our company acquired a 5% working interest, on a 70% net revenue interest, in a drilling program in Coleman County, Texas. The interest was acquired from MontCrest Energy, Inc. for total consideration of $115,000 (the “MontCrest Prospect”).

The program operations are to take place approximately two and three miles West of the town site of Novice, in Section 29, of Block 2 of the T. & N.O. Railroad Company Survey, and Section 30, of Block 2 of the T. & N.O. Railroad Company Survey. The Vaughn-MEI #106 Prospect Well is anticipated to be drilled to an estimated depth of 4,650’ so as to test the Ellenburger formation, as the Objective Formation, as well as multiple formations at shallower depths. The Shields-MEI #105-H is to be drilled as a horizontal well targeting the Gardner Sandstone.

MEI #106 Geology

OVERVIEW

The Vaughn-MEI #106 is an offset continuation of MontCrest’s operations in the Vaughn and Shields Leases. Currently, MontCrest has successfully completed one well in the Ellenburger on the Vaughn Lease, the MEI #102, and four wells in the Ellenburger on the Taylor Lease, the MEI #112, MEI #113, MEI #114, and MEI #115. In the Hrubetz Ellenburger Field, where the MontCrest Prospect is located, there are six formations that have been proven to be productive. These formations, in order from the deepest, are the Ellenburger, the Gray Sandstone, the Gardner Sandstone, the Jennings Sandstone, the Morris Sandstone, and the Palo Pinto Limestone. The Eastern Half of the Vaughn Lease (where the Vaughn-MEI #106 is to be located) is highly undeveloped due to no further exploration in the area after the economic collapse of the late 80’s.

The focus of MontCrest Prospect is to situate it on the same Ellenburger structural high that the MEI #102 is located on. The Ellenburger Dolomite was formed on a broad, shallow Ellenburger shelf, which was later eroded and highly structured. This structuring, combined with the porosity and permeability characteristics of Dolomite, allowed for a considerable accumulation of hydrocarbons to form on these structures. As mentioned above, the M.E.I. #102 targeted the two porosity intervals in the top portion of the Ellenburger formation, and was successful in gaining commercial production. These same two intervals were perforated just to the North on the Vaughn Lease, under similar structural circumstances, by the operator that the lease was purchased from.

The Gray Sandstone is the deepest of the four sandstone formations of the Strawn Series, sometimes referred to collectively as the Strawn Sands, that are proven commercially productive in the MontCrest Prospect area.  MontCrest will be looking for commercially productive section in the upper portion of the Gray Sand, which offsetting logs indicate should be between 4’ to 8’ thick.

The Gardner Sandstone is the second of the Strawn Sands and is located a little over 100’ up hole from the Gray. The Gardner appears to be much better developed in this area than most in the field. As the structure of this formation is also being governed by the underlying Ellenburger it should be high to the wells around it.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

On October 12, 2006 our common stock was listed for quotation on the Over-the-Counter Bulletin Board under the symbol OVCR. Our stock did not begin trading until February 23, 2012. There has been no active trading market and thus no high and low sales prices to report for the year ended January 31, 2012. On August 12, 2008, we have changed our name from "Oliver Creek Resources Inc." to "Independence Energy Corp.". The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 12, 2008 under the new stock symbol "IDNG".

The following table sets forth the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board

Quarter Ended	High	Low
January 31, 2012	$Nil	$Nil
October 31, 2011	$Nil	$Nil
July 31, 2011	$Nil	$Nil
April 30, 2011	$Nil	$Nil
January 31, 2011	$Nil	$Nil
October 31, 2010	$Nil	$Nil
July 31, 2010	$Nil	$Nil
April 30, 2010	$Nil	$Nil

The last price of our stock on May 11, 2012 was $2.51 per share.

Record Holders

As of May14, 2012, an aggregate of 24,238,888 shares of our common stock were issued and outstanding and there were approximately 33 holders of record of our common stock.

Our common shares are issued in registered form.  Holladay Stock Transfer, 2939 N 67th Pl # C, Scottsdale, AZ 85251-6015 (telephone number (480) 481-3940) is the registrar and transfer agent for our common shares.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2012 that were not otherwise disclosed in our registration statement on Form SB-2, quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2012.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2012.

Item 6. Selected Financial Data

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our audited financial statements and the related notes for the year ended January 31, 2012 and the period ended January 31, 2011 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 46 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

For the Year Ending January 31, 2012 and 2011

	Year Ended
	January 31
	2012	2011

Revenue	$-	$Nil
Operating Expenses	$51,417	$13,719
Net Loss	$(51,417)	$(13,719)

Expenses

Our operating expenses for our years ended January 31, 2012 and 2011 are outlined in the table below:

	Year Ended
	January 31
	2012	2011

Administrative expenses	$28,340	$3,719
Professional fees	$23,077	$10,000

Operating expenses for year ended January 31, 2012 increased as compared to the comparative period in 2011 primarily as a result of an increase in operations related to our oil and gas business.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	January 31, 2012	January 31, 2011

Current Assets	$39,460	$1,311
Current Liabilities	$166,721	$23,745
Working Capital Deficit	$(127,261)	$(22,434)

Cash Flows

	Year Ended	Year Ended
	January 31, 2012	January 31, 2011

Cash Flows from (used in) Operating Activities	$(71,808)	$(10,974)
Cash Flows from (used in) Investing Activities	(53,410)	-
Cash Flows from (used in) Financing Activities	$138,697	$9,204
Net Increase (decrease) in Cash During Period	$13,479	$(1,770)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended January 31, 2012 was $51,417 compared with $13,719 for the year ended January31, 2011

Net loss for the year ended January 31, 2012 was $51,417compared with $13,719 for the year ended January 31, 2011. The overall increase in net loss of $37,698 was attributed to the Acquisition of the Quinlan Oil and Gas prospect.

Liquidity and Capital Resources

As at January 31, 2012, our company’s cash balance was $14,790 compared to $1,311 as at January 31, 2011 and its total assets were $92,870 compared with $1,311 as at January 31, 2011. The increase in total assets is attributed to the Quinlan Oil and Gas prospect.

As at January 31, 2012, our company had total liabilities of $166,721compared with total liabilities of $23,745 as at January 31, 2011. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $9,549 and advances payable of $ 156,697as our company did not have sufficient cash flow to settle obligations.

As at January 31, 2012, our company had a working capital deficit of $127,261 compared with a working capital deficit of $22,434 as at January 31, 2011. The increase in working capital deficit was attributed to accounts payable and accrued liabilities of $9,349 and advances payable of $ 156,697as our company did not have sufficient cash flow to settle obligations.

Cash Flow from Operating Activities

During the year ended January 31, 2012, our company was used $71,808 in cash from operating activities compared to the use of $10,974 of cash for operating activities during the year ended January 31, 2011. The increase in cash flows used from operating activities is attributed to net loss of $51,417, increase of deposits and prepaid expenses of $23,063 and decrease of accounts payable and accrued liabilities of $4,029.

Cash Flow from Investing Activities

During the year ended January 31, 2012 our company acquired an oil and gas interest in Oklahoma investing a cumulative amount of $53,410 in this oil and gas interest and, during the year ended January 31, 2011, our company did not have any cash transactions related to investing activities.

Cash Flow from Financing Activities

During the year ended January 31, 2012, our company provided $138,697 in cash in financing activities compared to $9,204 for the year ended January 31, 2011. The increase in cash flows provided from financing activities is based on the fact that our company received $156,697 of financing from third-parties and repaid $18,000 (net) to related parties as compared to $9,204 in 2011.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended January 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. Our company has not produced any revenue from its principal business and is an exploration stage company as defined by the Financial Accounting Standard Board (FASB) Accounting Standard Codification (ASC) 270. “Accounting and Reporting by Development Stage Enterprises”.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

Our company accounts for stock options issued to employees in accordance with the provisions of FASB ASC 718, “Stock Compensation”. As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price.  Such compensation amounts are amortized over the respective vesting periods of the option grant.  Our company adopted the disclosure provisions of FASB ASC 718, “Accounting for Stock-Based Compensation”, and FASB ASC 718, which allows entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method has been applied.

Our company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of FASB ASC 718.  Under this method, our company records an expense equal to the fair value of the options or warrants issued.  The fair value is computed using an options pricing model.

Impaired Asset Policy

Our company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in ASC “Property, Plant, and Equipment". Our company determines impairment by comparing the discounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Oil and Gas Property Costs

Oil and gas acquisition, exploration and development costs are expenses as incurred until such time as economic reserves are quantified. From that time forward, our company will capitalize all costs to the extent that future cash flows from oil and gas resources equal or exceed the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. Costs related to site restoration programs will be accrued over the life of the project.

Foreign Currency Translation

Our company’s functional currency is the US dollar as substantially all of our company’s operations are in the United States. Our company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the ASC 830 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ (deficit) equity, if applicable. There were no translation adjustments as of January 31, 2012.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. If applicable, exchange gains and losses are included in other items on the statements of operations. There were no exchange gains or losses as of January 31, 2012.

Basic and Diluted Loss Per Share

Our company computed basic and diluted loss per share amounts pursuant to the ASC 260 “Earnings per Share.” There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurement and Disclosures”, requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

PLS CPA, A Professional Corporation t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979 t E-MAIL changgpark@gmail.comt

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Independence Energy Corp.

We have audited the accompanying balance sheets of Independence Energy Corp. (An Exploration Stage “Company”) as of January 31, 2012 and 2011 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended, and for the period from November 30, 2005 (inception) to January 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independence Energy Corp. as of January 31, 2012 and 2011, and the result of its operations and its cash flows for the years then ended and for the period from November 30, 2005 (inception) to January 31, 2012 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
PLS CPA, A Professional Corporation

May 15, 2012
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

INDEPENDENCE ENERGY CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	January 31, 2012	January 31, 2011

ASSETS

Current Assets:
Cash and cash equivalents	$14,790	$1,311
Amounts receivable	1,607	-
Deposits and prepaid expenses	23,063	-
Total Current Assets	39,460	1,311

Oil & gas property	53,410	-

TOTAL ASSETS	$92,870	$1,311

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable & accrued liabilities	$9,349	$5,320
Due to related party	675	425
Loans payable	156,697	-
Loans payable to director	-	18,000
Total Current Liabilities	166,721	23,745

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 24,000,000 shares issued and outstanding at January 31, 2012 and 2011 respectively	24,000	24,000
Additional paid in capital	36,000	36,000
Deficit accumulated during the exploration stage	(133,851)	(82,434)
Total Stockholders' Equity (Deficit)	(73,851)	(22,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$92,870	$1,311

The accompanying notes are an integral part of these financial statements

INDEPENDENCE ENERGY CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the year ended	For the year ended	For the Period From November 30, 2005 (Inception) through
	January 31, 2012	January 31, 2011	January 31, 2012

Revenues	$-	$-	$-
Total revenues	-	-	-

Operating expenses:
Professional fees	23,077	10,000	73,401
General and administrative	28,340	3,719	60,547
Total operating expenses	51,417	13,719	133,948

Other income (expenses)
Interest expense
Gain from currency exchange	-	-	97
Total other income (expenses)	-	-	97

Net (loss)	$(51,417)	$(13,719)	$(133,851)

Weighted average number of shares outstanding during the period - basic and diluted	24,000,000	24,000,000

Net loss per share - basic and diluted	$(0)	$(0)

The accompanying notes are an integral part of these financial statements

INDEPENDENCE ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

	Preferred Stock 10,000,000 shares authorized		Common Stock
	Shares Issued	Par Value $.001 per share	Shares Issued	Par Value $.001 per share	Additional Paid-In Capital	Accumulated Deficit During Exploration Stage	Total

BALANCE, NOVEMBER 30, 2005	-	$-	-	$-	$-	$-	$-

Stock issued for cash on November 30, 1005 @ $0.000833 per share	-	-	$12,000,000	12,000	(2,000)	-	10,000

Net loss	-	-	-	-	-	(8)	(8)
BALANCE, JANUARY 31, 2006	-	$-	12,000,000	$12,000	$(2,000)	$(8)	$9,992

Stock issued for cash for SB-2 offering @
$0.0041667 per share			12,000,000	12,000	38,000		50,000

Net loss	-	-	-	-	-	(14,303)	(14,303)
BALANCE, JANUARY 31, 2007	-	$-	24,000,000	$24,000	$36,000	$(14,310)	$45,690

Net loss	-	-	-	-	-	(16,032)	(16,032)
BALANCE, JANUARY 31, 2008	-	$-	24,000,000	$24,000	$36,000	$(1,722)	$29,658

Net loss	-	-	-	-	-	(24,790)	(24,790)
BALANCE, JANUARY 31, 2009	-	$-	24,000,000	$24,000	$36,000	$(26,512)	$4,868

Net loss	-	-	-	-	-	(13,583)	(13,583)
BALANCE, JANUARY 31, 2010	-	$-	24,000,000	$24,000	$36,000	$(40,095)	$(8,715)

Net loss	-	-	-	-	-	(13,719)	(13,719)
BALANCE, JANUARY 31, 2011	-	$-	24,000,000	$24,000	$36,000	$(53,814)	$(22,434)

Net loss	-	-	-	-	-	(51,417)	(51,417)
BALANCE, JANUARY 31, 2012	-	$-	24,000,000	$24,000	$36,000	$(105,231)	$(73,851)

The accompanying notes are an integral part of these financial statements

INDEPENDENCE ENERGY CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended	For the Period From November 30, 2005 (Inception) through
	January 31, 2012	January 31, 2011	January 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,417)	$(13,719)	$(133,851)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and depletion	-	-	-
Imputed interest	-	-	-
Issuance of common stock for services rendered	-	-	-
Changes in operating assets and liabilities:
Amounts receivable	(1,607)	-	(1,607)
Deposits and prepaid expenses	(23,063)	-	(23,063)
Accounts payable & accrued liabilities	4,029	2,320	9,349
Due to related party	250	425	675
Cash (used in) operating activities	(71,808)	(10,974)	(148,497)

CASH FLOWS TO INVESTING ACTIVITIES
Oil & gas property expenditures	(53,410)	-	(53,410)
Cash (used in) investing activities	(53,410)	-	(53,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock	-	-	60,000
Proceeds from loans payable	156,697	-	156,697
Proceeds from loans payable to director	15,000	9,204	33,000
Repayment of loans payable to director	(33,000)	-	(33,000)
Cash provided by financing activities	138,697	9,204	216,697

INCREASE (DECREASE) IN CASH	13,479	(1,770)	14,790

CASH AT BEGINNING OF PERIOD	1,311	3,081	-

CASH AT END OF PERIOD	$14,790	$1,311	$14,790

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

SUPPLEMENTALNON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock for services rendered	$-	$-	$-

The accompanying notes are an integral part of these financial statements

INDEPENDENCE ENERGY, CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the period of November 30, 2005 (Inception)
through January 31, 2012

NOTE 1 - NATURE OF OPERATIONS

Independence Energy, Corp (“Company”) was incorporated in the State of Nevada on November 30, 2005. The Company was organized to explore natural resource properties, currently in The United States.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of January 31, 2012, the Company had $14,790, in cash, working capital deficit of $127,261 and stockholders’ equity of $(73,851) and accumulated net losses of $133,851 since inception. The  financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable oil and gas reserves, and ultimately to establish profitable operations.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans. Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations. The Company is not currently earning any revenues.

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by the Financial Accounting Standard Board (FASB) Accounting Standard Codification (ASC) 270. “Accounting and Reporting by Development Stage Enterprises”.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INDEPENDENCE ENERGY, CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the period of November 30, 2005 (Inception)
through January 31, 2012

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Regulatory Matters

The Company and its mineral property interests are subject to a variety of Canadian national and provincial regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of FASB ASC 718, “Stock Compensation”.  As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price.  Such compensation amounts are amortized over the respective vesting periods of the option grant.  The Company adopted the disclosure provisions of FASB ASC 718, “Accounting for Stock-Based Compensation,” and FASB ASC 718, which allows entities to provide pro forma net Income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method has been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of FASB ASC 718.  Under this method, the Company records an expense equal to the fair value of the options or warrants issued.  The fair value is computed using an options pricing model.

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in ASC “Property, Plant, and Equipment". The Company determines impairment by comparing the discounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Start-up Expenses

The Company has adopted Statement of Position (SOP) No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities", which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on November 30, 2005 to January 31, 2012.

INDEPENDENCE ENERGY, CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the period of November 30, 2005 (Inception)
through January 31, 2012

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Property Costs

Oil and gas acquisition, exploration and development costs are capitalized as incurred until such time as economic reserves are quantified. From that time forward, the Company will capitalize all costs to the extent that future cash flows from oil and gas revenues equal or exceed the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. Costs related to site restoration programs will be accrued over the life of the project.

Foreign Currency Translation

The Company’s functional currency is the US dollar as substantially all of the Company’s operations are in the United States. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the ASC 830 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ (deficit) equity, if applicable. There were no translation adjustments as of January 31, 2012.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. If applicable, exchange gains and losses are included in other items on the statements of operations. There were no exchange gains or losses as of January 31, 2012.

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts pursuant to the ASC 260 “Earnings per Share.” There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurement and Disclosures,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

Comprehensive Loss

ASC 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of January 31, 2012, the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

INDEPENDENCE ENERGY, CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the period of November 30, 2005 (Inception)
through January 31, 2012

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are recognized in accordance with ASC 740, “Income Taxes”, whereby deferred Income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, Including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive Income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive Income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to Increase the prominence of other comprehensive Income in financial statements by requiring that such amounts be presented either in a single continuous statement of Income and comprehensive Income or separately in consecutive statements of Income and comprehensive Income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update Include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

INDEPENDENCE ENERGY, CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the period of November 30, 2005 (Inception)
through January 31, 2012

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to Include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination Included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on our financial statements; however, it may affect future divestitures of subsidiaries or groups of assets within its scope.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 applicable to FASB ASC 820-10, Improving Disclosures about Fair Value Measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).

INDEPENDENCE ENERGY, CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the period of November 30, 2005 (Inception)
through January 31, 2012

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Company’s results of operations, cash flows or financial positions.

Other ASUs not effective until after January 31, 2012, are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 4 – OIL AND GAS LEASES

On December 15, 2011, we closed the acquisition of a 2.5% interest in the Quinlan Lease from Wise Oil and Gas LLC, with the option to increase that interest to 10%.  On December 23, 2011 we closed an additional 2.5% for total of 5%.  The cost of 1% of interest in the Quinlan Lease is $15,616.  The Quinlan Lease is located in Pottawatomie County, Oklahoma, within the NE Shawnee Field Township 11 North, Range 4 East. The Quinlan 1, 2, 3 and 4 wells are all located within Section 19. The four wells lie between the Nemaha ridge to the west and then on to the west flank of the Seminloe-Cushing ridge (Hunton Uplift) to the East and North of Pauls Valley.

The Company follows the full cost method of accounting for costs of oil and gas properties. Under this method, only those exploration and development costs that relate directly to specific oil and gas wells are capitalized; costs that do not relate directly to specific wells are charged to expense. Producing, non-producing and unproven properties are assessed annually, or more frequently as economic events indicate, for potential impairment.

This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proven oil and gas properties will be reviewed for impairment. No impairment losses were recognized for the year ended January 31, 2012 (January 31, 2011 - $nil).

Capitalized costs of oil and gas properties will be depleted using the unit-of-production method when the property is placed into commercial production.

Substantially all of the Company's oil and gas activities are conducted jointly with others. The accounts reflect only the Company's proportionate interest in such activities.

NOTE 5 – IMPAIRMENT OF LONG LIVED ASSETS

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in ASC “Property, Plant, and Equipment". The Company determines impairment by comparing the discounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

INDEPENDENCE ENERGY, CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the period of November 30, 2005 (Inception)
through January 31, 2012

NOTE 6 – STOCKHOLDERS’ EQUITY

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

On August 12, 2008 the Company effected a 12 for 1 forward split of its issued and outstanding share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for twelve post-split shares of common stock.  The number of shares referred to in the previous paragraphs is post-split number of shares. The Company's post-split authorized capital remains unchanged at 75,000,000 shares of common stock with a par value of $0.001 per share.  All share amounts have been retroactively adjusted for all periods.

As of January 31, 20121 the Company had 24,000,000 shares of common stock issued and outstanding.

The stockholders' equity section of the Company contains the following class of capital stock as of January 31, 2012:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 24,000,000 shares issued and outstanding.

Preferred stock, $0.001 par value: 10,000,000 shares authorized; none share issued and outstanding.

NOTE 7 - LOANS PAYABLE

As of January 31, 2012, the Company had received a loan in the amount of $156,697 from an unrelated party.  The funds are non-interest bearing, unsecured, and do not have any specific repayment terms.

NOTE 8 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended January 31, 2012 and 2011 consist of the following:

	January 31
	2012	2011
Current:
Federal	$-	$-
Deferred:
Federal	$45,509	$28,028
Valuation allowance	(45,509)	(28,028)
Provision benefit for Income taxes, net	$-	$-

INDEPENDENCE ENERGY, CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the period of November 30, 2005 (Inception)
through January 31, 2012

NOTE 8 – INCOME TAXES (CONTINUED)

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual Income tax expense is as follows:

	January 31
	2012	2011

Statutory federal Income tax rate	34.0%	34.0%
Valuation allowance	(34%)	(34%)

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	January 31,
	2012	2011

Net operating loss carryforward	$133,851	$82,434
Valuation allowance	(133,851)	(82,434)
Deferred Income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $133,851 available to offset future taxable Income through 2020.

NOTE 9 – SUBSEQUENT EVENTS

During the year ended January 31, 2012 the Company evaluated the potential of any subsequent events and determined that the following events occurred subsequent to January 31, 2012.

Effective March 1, 2012, Independence Energy Corp., paid an additional $78,080 to Wise Oil and Gas for an additional 5% participation in the Quinlan 1, 2 and 3 wells located in Pottawatomie County, Oklahoma at a cost of $15,616 per 1%. Independence Energy Corp. now holds a 10% interest in the Quinlan 1, 2 and 3 wells more fully described in our Current Report on Form 8-K filed on January 30, 2012.

 Effective March 29, 2012, Independence Energy Corp., acquired a 5% working interest, on a seventy percent net revenue interest, in a drilling program in Coleman County, Texas. The interest was acquired from MontCrest Energy, Corp. for total consideration of $115,000.

On March 15, 2012, we issued an aggregate of 100,000 shares of our common stock at a price of $1.30 per share to one (1) non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, for aggregate gross proceeds of $130,000.

On March 1, 2012, we issued an aggregate of 138,888 shares of our common stock at a price of $0.90 per share to one (1) non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, for aggregate gross proceeds of $125,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of January 31, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2012, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.
We did not maintain appropriate cash controls – As of January 31, 2012, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that our company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at January 31, 2012, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of January 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once our company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	We will attempt to increase the amount of members on Our Board of Directors and nominate an audit committee or a financial expert in the next fiscal year, 2012- 2013.

2.	We will appoint additional personnel to assist with the preparation of our company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B. Other Information

Effective February 22, 2012, Bruce A. Thomson resigned as president, secretary, treasurer, chief executive officer, chief financial officer and as director of our company.  Mr. Thomson's resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Also effective February 22, 2012, we decreased the number of directors on our board of directors to one (1).

PART III
Item 10. Directors and Executive Officers

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position Held with the Company	Date First Elected or Appointed
Gregory Rotelli	51	Chief Executive Officer, Chief Financial, President, Treasurer, Secretary and Director	November 30, 2011

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada General Corporate Law. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an officer or director of our company is as follows:

Mr. Gregory Rotelli

Gregory Rotelli has been a director of our company since November 30, 2011. He was appointed as chief executive officer, chief financial officer, treasurer, secretary of our company on February 22, 2012.

Mr. Rotelli has held leading positions in both technology startups as well as with established public companies. He has also been senior vice president of marketing for such companies as USSearch.com, a search engine technology company, and Systems Integrators (Sii), one of the largest computer hardware/software companies for major newspapers including Financial Times of London, Los Angeles Times, Le Monde of Paris and many more publications worldwide.  He has over 25 years experience in senior management for both public and early-stage private companies, including former chief operating officer for Direct Stock Market, an online investment bank for emerging growth venture capital financing.

From July 2009 to July 2010, Mr. Rotelli was the president of Toro Ventures Inc., an oil and gas explorations company.  His responsibility as president of our company included managing the day to day operations of our company.

Since January 2000, Mr. Rotelli has been a principal of Pacific Coast Capital Group, LLC, a privately owned consulting group focused on oil and gas, mining and financial services. As a consultant, Mr. Rotelli has advised and negotiated in both structured financings and early stage investments.

Since March 2011, Mr. Rotelli has been an officer and director of Razor Resources Inc., a minerals exploration company traded on the OTC Bulletin Board.  His responsibility as officer and director includes managing the day to day operations of the company.

Since May 2011, Mr. Rotelli has been the president of Rostock Ventures Corporation,  resource exploration and production company engaged in the exploration, acquisition and development of mineral properties in the United States and traded on the OTC Bulletin Board.  His responsibility as president of the company includes managing the day to day operations of the company.

Mr. Rotelli earned a Bachelor of Arts degree in Classics from Brown University in Rhode Island in 1982.  He was deemed a Distinguished Scholar at the Regent University in Virginia, where he received his MBA in Marketing and Management in 1985.

We appointed Gregory C. Rotelli as a member to our board of directors because of his experience with public companies.

Identification of Significant Employees

We have no significant employees other than Mr. Gregory Rotelli, our president, chief executive officer, chief financial officer, treasurer, secretary and director.

Family Relationship

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the members of our board of directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-K. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Independence Energy Corp., 3020 Old Ranch Parkway, Suite 300, Seal Beach, CA,  90740.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended January 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended January 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended January 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2012 and 2011; and

•
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 1/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory Rotelli (1) President, CEO, CFO, Treasurer, Secretary, and Director	2012	5,000	5,000	-0-	-0-	-0-	-0-	-0-	5,000
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bruce Thompson(3) Former President, CEO, CFO, Treasurer, Secretary, and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)
Mr. Gregory Rotelli has been a director of our company since November 30, 2011. He was appointed as chief executive officer, chief financial officer, treasurer, secretary of our company on February 22, 2012.

(2)
On February 22, 2012, Mr. Bruce Thompson resigned  as president, chief executive officer, chief financial officer, treasurer, secretary and director. During his time as officer of our company, Mr. Thompson received no compensation.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended January 31, 2012 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2012.

Option Exercises

During our fiscal year ended January 31, 2012 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2012, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock, as well as by each of our current directors and executive officers as a group.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (#)	Percent of Class(1) (%)

Gregory Rotelli(2) 3020 Old Ranch Parkway, Suite 300 Seal Beach, CA 90740	Common	12,000,000	49.5%

All Officers and Directors as a Group (1 Person)	Common	12,000,000	49.5%

1.
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 14 2012. As of May 14, 2012, there were 24,238,888 shares of our company’s common stock issued and outstanding.

2.
Mr. Gregory Rotelli has been a director of our company since November 30, 2011. He was appointed as chief executive officer, chief financial officer, treasurer, secretary of our company on February 22, 2012.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Gregory Rotelli. We have determined that our sole director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our sole director and officer acts in such capacities.  We believe that our sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our sole director does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the sole director. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accountant Fees and Services.

	Year Ended January 31, 2012	Year Ended January 31, 2011

Audit fees	$10,000	$10,000
Audit-related fees	$500	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$10,500	$10,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.02	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.03	Certificate of Amendment filed on July 23, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 14, 2008)

3.04	Certificate of Change filed on July 23, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 14, 2008)

(10)	Material Contracts

10.1*	Share Purchase agreement between Gregory Rotelli and Bruce Thomson dated January 24, 2012

(14)*	Code of Ethics

14.1	Code of Ethics

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101	Interactive Data File

101**	Interactive Data File (Form 10-K for the year ended January 31, 2012 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	To be provided by Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, our company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE ENERGY, CORP.
(Registrant)

Dated: May 15, 2012	/s/ Gregory Rotelli
Gregory Rotelli
Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INDEPENDENCE ENERGY, CORP.
(Registrant)

Dated: May 15, 2012	Gregory Rotelli
Gregory Rotelli
Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)