Form 10-Q
period 2012-04-30
Independence Energy Corp.
filed 2012-06-19
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2012

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _____________

                        Commission File Number 000-54323


                            Independence Energy Corp.
             (Exact name of registrant as specified in its charter)

       Nevada                                           20-3866475
(State of incorporation)                    (I.R.S. Employer Identification No.)

                              3020   Old Ranch Parkway, Suite 300, Seal Beach,
                                    CA 90740
                    (Address of principal executive offices)

                                 (562) 799-5588
                         (Registrant's telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

As of June 19, 2012, there were 24,360,861 shares of the Registrant's $0.001 par value common stock issued and outstanding.

                            INDEPENDENCE ENERGY CORP.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................  3

   Item 1.  Financial Statements.............................................  3

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 17

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....... 23

   Item 4.  Controls and Procedures.......................................... 23

PART II - OTHER INFORMATION.................................................. 24

   Item 1.  Legal Proceedings................................................ 24

   Item 1A. Risk Factors..................................................... 24

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...... 24

   Item 3.  Defaults Upon Senior Securities.................................. 24

   Item 4.  Mine Safety Disclosures.......................................... 24

   Item 5.  Other Information................................................ 24

   Item 6.  Exhibits......................................................... 25

SIGNATURES .................................................................. 26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                              Financial Statements
                                 April 30, 2012

                                                                           Index
                                                                           -----

Unaudited Balance Sheets.................................................   5

Unaudited Statements of Operations.......................................   6

Unaudited Statements of Cash Flows.......................................   7

Notes to the Financial Statements........................................   8

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                                       April 30, 2012     January 31, 2012
                                                                       --------------     ----------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $  39,331           $  14,790
  Amounts receivable                                                         3,080               1,607
  Deposits and prepaid expenses                                             10,588              23,063
                                                                         ---------           ---------
      TOTAL CURRENT ASSETS                                                  52,999              39,460

Oil & gas property                                                         255,566              53,410
                                                                         ---------           ---------

      TOTAL ASSETS                                                       $ 308,565           $  92,870
                                                                         =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable & accrued liabilities                                 $   3,128           $   9,349
  Due to related party                                                          --                 675
  Loans payable                                                            156,697             156,697
  Loans payable to director                                                     --                  --
                                                                         ---------           ---------
      TOTAL CURRENT LIABILITIES                                            159,825             166,721

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $0.001 par value, 10,000,000 shares
   authorized,  none issued and outstanding                                     --                  --
  Common stock, $0.001 par value, 75,000,000 shares
   authorized, 24,238,888 shares issued and outstanding
   at April 30, 2012 and January 31, 2012                                   24,239              24,000
  Additional paid in capital                                               290,761              36,000
  Deficit accumulated during the exploration stage                        (166,260)           (133,851)
                                                                         ---------           ---------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 148,740             (73,851)
                                                                         ---------           ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 308,565           $  92,870
                                                                         =========           =========


   The accompanying notes are an integral part of these financial statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                 For the Period From
                                                                                                  November 30, 2005
                                                    Three Months Ended     Three Months Ended    (Inception) through
                                                      April 30, 2012         April 30, 2011         April 30, 2012
                                                      --------------         --------------         --------------
REVENUES                                               $         --           $         --           $         --
                                                       ------------           ------------           ------------
TOTAL REVENUES                                                   --                     --                     --

OPERATING EXPENSES:
  Professional fees                                          17,500                  4,000                 90,901
  General and administrative                                 14,909                    600                 75,456
                                                       ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                     32,409                  4,600                166,357
                                                       ------------           ------------           ------------
Other income (expenses)

INTEREST EXPENSE
  Gain from currency exchange                                    --                     --                     97
                                                       ------------           ------------           ------------
TOTAL OTHER INCOME (EXPENSES)                                    --                     --                     97
                                                       ------------           ------------           ------------

Net (loss)                                             $    (32,409)          $     (4,600)          $   (166,260)
                                                       ============           ============           ============
Weighted average number of shares outstanding
 during the period - basic and diluted                   24,142,592             24,000,000
                                                       ============           ============

Net loss per share - basic and diluted                 $      (0.00)          $      (0.00)
                                                       ============           ============


   The accompanying notes are an integral part of these financial statements

                            INDEPENDENCE ENERGY CORP.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                   For the Period From
                                                                                                    November 30, 2005
                                                         Three Months Ended   Three Months Ended  (Inception) through
                                                           April 30, 2012       April 30, 2011       April 30, 2012
                                                           --------------       --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (32,409)           $  (4,600)           $(166,260)
  Adjustments to reconcile net (loss) to net
   cash used in operating activities:
     Depreciation and depletion                                     --                   --                   --
     Imputed interest                                               --                   --                   --
     Issuance of common stock for services rendered                 --                   --                   --
  Changes in operating assets and liabilities:                      --                                        --
     Amounts receivable                                         (1,473)                  --               (3,080)
     Deposits and prepaid expenses                              12,475                   --              (10,588)
     Accounts payable & accrued liabilities                     (6,221)                (320)               3,128
     Due to related party                                         (675)                (375)                  --
                                                             ---------            ---------            ---------
           CASH (USED IN) OPERATING ACTIVITIES                 (28,303)              (5,295)            (176,800)
                                                             ---------            ---------            ---------

CASH FLOWS TO INVESTING ACTIVITIES
  Oil & gas property expenditures                             (202,156)                  --             (255,566)
                                                             ---------            ---------            ---------
           CASH (USED IN) INVESTING ACTIVITIES                (202,156)                  --             (255,566)
                                                             ---------            ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from subscriptions of common stock                      239                   --               60,239
  Paid in capital                                              254,761              254,761
  Proceeds from loans payable                                       --                   --              156,697
  Proceeds from loans payable to director                           --                5,000               33,000
  Repayment of loans payable to director                            --                   --              (33,000)
                                                             ---------            ---------            ---------
           CASH PROVIDED BY FINANCING ACTIVITIES               255,000                5,000              471,697
                                                             ---------            ---------            ---------
INCREASE (DECREASE) IN CASH                                     24,541                 (295)              39,331
CASH AT BEGINNING OF PERIOD                                     14,790                1,311                   --
                                                             ---------            ---------            ---------

CASH AT END OF PERIOD                                        $  39,331            $   1,016            $  39,331
                                                             =========            =========            =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for income taxes                                 $      --            $      --            $      --
                                                             =========            =========            =========
  Cash paid for interest expense                             $      --            $      --            $      --
                                                             =========            =========            =========

SUPPLEMENTALNON-CASH FINANCING AND INVESTING ACTIVITIES
  Issuance of common stock for services rendered             $      --            $      --            $      --
                                                             =========            =========            =========


   The accompanying notes are an integral part of these financial statements

                           INDEPENDENCE ENERGY, CORP.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                    For the period ending April 30, 2012 and
     For the period of November 30, 2005 (Inception) through April 30, 2012


NOTE 1 - NATURE OF OPERATIONS

Independence Energy, Corp ("Company") was incorporated in the State of Nevada on November 30, 2005. The Company was organized to explore natural resource properties, currently in The United States.

NOTE 2 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of April 30, 2012, the Company had $39,331, in cash, working capital deficit of $106,826 and stockholders' equity of $148,740 and accumulated net losses of $166,260 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable oil and gas reserves, and ultimately to establish profitable operations.

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

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by the Financial Accounting Standard Board (FASB) Accounting Standard Codification
(ASC) 270. "Accounting and Reporting by Development Stage Enterprises".

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

                           INDEPENDENCE ENERGY, CORP.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                    For the period ending April 30, 2012 and
     For the period of November 30, 2005 (Inception) through April 30, 2012


NOTE 3 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Regulatory Matters

The Company and its oil and gas property interests are subject to a variety of Federal and State regulations governing land use, health, safety and environmental matters. The Company's management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of FASB ASC 718, "Stock Compensation". As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant.
 The Company adopted the disclosure provisions of FASB ASC 718, "Accounting for Stock-Based Compensation," and FASB ASC 718, which allows entities to provide pro forma net Income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method has been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of FASB ASC 718. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in ASC "Property, Plant, and Equipment". The Company determines impairment by comparing the discounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Start-up Expenses

The Company has adopted Statement of Position (SOP) No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities", which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on November 30, 2005 to April 30, 2012.

                           INDEPENDENCE ENERGY, CORP.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                    For the period ending April 30, 2012 and
     For the period of November 30, 2005 (Inception) through April 30, 2012


NOTE 3 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Foreign Currency Translation

The Company's functional currency is the US dollar as substantially all of the Company's operations are in the United States. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the ASC 830 "Foreign Currency Translation".

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders' (deficit) equity, if applicable. There were no translation adjustments as of April 30, 2012.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. If applicable, exchange gains and losses are included in other items on the statements of operations. There were no exchange gains or losses as of April 30, 2012.

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts pursuant to the ASC 260 "Earnings per Share." There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

ASC 820, "Fair Value Measurement and Disclosures," requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

                           INDEPENDENCE ENERGY, CORP.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                    For the period ending April 30, 2012 and
     For the period of November 30, 2005 (Inception) through April 30, 2012


NOTE 3 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Comprehensive Loss

ASC 220, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of April 30, 2012, the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Income Taxes

Income taxes are recognized in accordance with ASC 740, "Income Taxes", whereby deferred Income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, Including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

In June 2011,  the FASB issued ASU 2011-05,  "Comprehensive  Income (Topic 220):
Presentation of Comprehensive Income", which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive Income as part of the statement of changes in stockholders' equity. In addition, items of other comprehensive Income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to Increase the prominence of other comprehensive Income in financial statements by requiring that such amounts be presented either in a single continuous statement of Income and comprehensive Income or separately in consecutive statements of Income and comprehensive Income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

                           INDEPENDENCE ENERGY, CORP.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                    For the period ending April 30, 2012 and
     For the period of November 30, 2005 (Inception) through April 30, 2012


NOTE 3 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In May 2011, the FASB issued ASU 2011-04,  "Fair Value Measurement  (Topic 820):
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs", which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update Include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that is different from the asset's highest and best use, the reason for the difference;
(3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, "Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring". This amendment explains which modifications constitute troubled debt restructurings ("TDR"). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010,  the FASB issued ASU 2010-29,  "Business  Combinations  (Topic
805): Disclosure of supplementary pro forma information for business combinations." This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to Include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination Included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, "Intangible -Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts." This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity's ability to assert that such a reporting unit's goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

                           INDEPENDENCE ENERGY, CORP.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                    For the period ending April 30, 2012 and
     For the period of November 30, 2005 (Inception) through April 30, 2012


NOTE 3 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In January 2010, the FASB has published ASU 2010-02 "Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary--a Scope Clarification," as codified in ASC 810, "Consolidation." ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on our financial statements; however, it may affect future divestitures of subsidiaries or groups of assets within its scope.

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

Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Company's results of operations, cash flows or financial positions.

Other ASUs not effective until after April 30, 2012, are not expected to have a significant effect on the Company's financial position or results of operations.

NOTE 4 - OIL AND GAS LEASES

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

                           INDEPENDENCE ENERGY, CORP.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                    For the period ending April 30, 2012 and
     For the period of November 30, 2005 (Inception) through April 30, 2012


NOTE 4 - OIL AND GAS LEASES (CONTINUED)

Effective March 29, 2012, Independence Energy Corp., acquired a 5% working interest, on a seventy percent net revenue interest, in a drilling program in Coleman County, Texas. The interest was acquired from MontCrest Energy, Corp. for total consideration of $115,000.

The Company follows the full cost method of accounting for costs of oil and gas properties. Under this method, only those exploration and development costs that relate directly to specific oil and gas wells are capitalized; costs that do not relate directly to specific wells are charged to expense. Producing, non-producing and unproven properties are assessed annually, or more frequently as economic events indicate, for potential impairment.
This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proven oil and gas properties will be reviewed for impairment. No impairment losses were recognized for the year ended April 30, 2012 (April 30, 2011 - $nil).

Capitalized  costs  of oil  and  gas  properties  will  be  depleted  using  the
unit-of-production   method  when  the   property  is  placed  into   commercial
production.

Substantially all of the Company's oil and gas activities are conducted jointly with others. The accounts reflect only the Company's proportionate interest in such activities.

NOTE 5 - IMPAIRMENT OF LONG LIVED ASSETS

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in ASC "Property, Plant, and Equipment". The Company determines impairment by comparing the discounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

NOTE 6 - STOCKHOLDERS' EQUITY

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

                           INDEPENDENCE ENERGY, CORP.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                    For the period ending April 30, 2012 and
     For the period of November 30, 2005 (Inception) through April 30, 2012


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

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

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 24,288,888 shares issued and outstanding.

Preferred stock, $0.001 par value: 10,000,000 shares authorized; none share issued and outstanding.

As of April 30, 2012 the Company had 24,288,888, shares of common stock issued and outstanding.

NOTE 7 - LOANS PAYABLE

As of April 30, 2012, the Company had received a loan in the amount of $156,697 from an unrelated third party. The funds are currently non-interest bearing, unsecured, and do not have any specific repayment terms.

NOTE 8 - SUBSEQUENT EVENTS

During the period ended April 30, 2012 the Company evaluated the potential of any subsequent events and determined that the following events occurred subsequent to April 30, 2012.

On May 15, 2012, we issued an aggregate of 50,000 shares of our common stock at a price of $2.50 per share to one (1) non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, for aggregate gross proceeds of $125,000.On May 24, 2012 Independence Energy Corp. (the "Company") entered into a financing agreement (the "Financing Agreement") with one investor pursuant to which, the investor will make available of up to $1,000,000 by way of advances until May 24, 2013 (the "Completion Date") in accordance with the terms of the Financing Agreement. The Completion Date may be extended for an additional term of up to twelve months at the option of the Company or the investor upon written notice on or before the Completion Date in accordance with the notice provisions of the Financing Agreement.

Upon receipt of an advance from the investor under the terms of the Financing Agreement, the Company will issue to the investor that number of shares of the Company at a price equal 90% of the average of the closing price of the Company's common stock, for the five (5) Banking Days immediately preceding the date of the advance.

                           INDEPENDENCE ENERGY, CORP.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                    For the period ending April 30, 2012 and
     For the period of November 30, 2005 (Inception) through April 30, 2012


NOTE 8 - SUBSEQUENT EVENTS (CONTINUED)

On June 6, 2012, the Company provided notice pursuant to the terms of the Financing Agreement for an advance of $200,000. Subsequently, the Company has issued 71,943 shares of common stock at a price of $2.78 which is the amount equal to 90% of the average of the closing price of the Company's common stock, for the five (5) Banking Days immediately preceding the date of the advance. All of these shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On June 7, 2012, our board of directors approved to effect a 5 new for one (1) old forward split of our authorized and issued and outstanding shares of common stock. Upon effect of the forward split, our authorized capital will be increased from 75,000,000 to 375,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock will be increased from 24,360,831 to 121,804,155 shares of common stock, all with a par value of $0.001increased from 24,360,831 to 121,804,155 shares of common stock, all with a par value of $0.001, subject to any share issuances between now and the effective date of the forward split.

On May 29, 2012 the Company entered into and closed a purchaser agreement and bill of sale to acquire a 2.5% working interest (on a 70% net revenue interest) in two oil and gas wells: the Taylor - MEI # 113 and Taylor - MEI # 115 from MontCrest Energy, Inc. The wells are located on MontCrest's Taylor Lease in Coleman County, Texas. The 2.5% interest was acquired for total consideration of $82,500. The interest includes approximately 20 acres of land surrounding each well above the measured depth of four thousand feet. The wells are located within T.&N.O.R.R Survey No. 28, Abstract 1667 in Coleman County, Texas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock. As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Independence Energy Corp., unless otherwise stated.

CORPORATE OVERVIEW

We were incorporated in the State of Nevada on November 30, 2005 under the name "Oliver Creek Resources Inc." At inception, we were an exploration stage company engaged in the acquisition, exploration and development of natural resource properties.

Effective August 12, 2008, we effected a 12 for 1 forward stock split of our issued and outstanding common stock. As a result, our authorized capital remains at 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 2,000,000 shares of common stock to 24,000,000 shares of common stock. Also effective August 12, 2008, we changed our name from "Oliver Creek Resources Inc." to "Independence Energy Corp." The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 12, 2008 under the new stock symbol "IDNG".

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

Wise Oil and Gas is the operator of the Quinlan Lease. Wise Oil and Gas has been a fully licensed oil and gas operator since 1989 in the State of Oklahoma. Wise Oil and Gas own and operate wells throughout the State of Oklahoma and continue to do so since 1989. Wise Oil and Gas is the operator of our company's working interest in the Quinlan project.

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

If the property is viable and can be developed, we will receive a pro-rata share of any revenues generated from the property, equivalent to our percentage working interest. If the property is not viable, we expect the operator to plug the wells; however, we will not be responsible for any portion of the costs related to the plugging of the wells. There are leases underlying the wells in which we own working interests; however we are not the holder of these leases and therefore we are not responsible for the payment or evaluation of any obligations under such leases. The leaseholder of the property is responsible for paying and maintaining the leases. If we are successful in generating revenues from our working interests in these oil and gas properties, we intend to acquire working interests in additional wells in the project area, subject to obtaining additional financing. Our business strategy also includes seeking opportunities for mergers or acquisitions with other companies or entities.

On May 24, 2012 we entered into a financing agreement with one investor pursuant to which, the investor will make available of up to $1,000,000 by way of advances until May 24, 2013 (the "Completion Date") in accordance with the terms of the financing agreement. The Completion Date may be extended for an additional term of up to twelve months at the option of our company or the investor upon written notice on or before the Completion Date in accordance with the notice provisions of the financing agreement. Upon receipt of an advance from the investor, our company will issue to the investor that number of shares of our company's common stock at a price equal 90% of the average of the closing price of our company's common stock, for the five (5) banking days immediately preceding the date of the advance.

On May 29, 2012 we entered into and closed a purchaser agreement and bill of sale to acquire a 2.5% working interest (on a 70% net revenue interest) in two oil and gas wells: the Taylor - MEI # 113 and Taylor - MEI # 115 from MontCrest Energy, Inc. The wells are located on MontCrest's Taylor Lease in Coleman County, Texas. The 2.5% interest was acquired for total consideration of $82,500. The interest includes approximately 20 acres of land surrounding each well above the measured depth of four thousand feet. The wells are located within T.&N.O.R.R Survey No. 28, Abstract 1667 in Coleman County, Texas.

RESULTS OF OPERATIONS

THREE MONTH SUMMARY ENDING APRIL 30, 2012 AND 2011

                                                                  Period from
                               Three months    Three months    November 30, 2005
                                  ended           ended         (Inception) to
                                 April 30,       April 30,         April 30,
                                   2012            2011              2012
                                ----------      ----------        ----------
Revenue                         $      Nil      $      Nil        $      Nil
Operating expenses              $   32,409      $    4,600        $  166,357
Gain from currency exchange     $      Nil      $      Nil        $       97
Net income (loss)               $  (32,409)     $   (4,600)       $ (166,260)

EXPENSES

Our operating expenses for the three month periods ended April 30, 2012 and 2011 are outlined in the table below:

                                                                  Period from
                               Three months    Three months    November 30, 2005
                                  ended           ended         (Inception) to
                                 April 30,       April 30,         April 30,
                                   2012            2011              2012
                                ----------      ----------        ----------
Professional fees               $   17,500      $    4,000        $   90,901
Administrative expenses         $   14,909      $      600        $   75,456

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

OPERATING REVENUES

We have not generated any revenues since inception.

OPERATING EXPENSES AND NET LOSS

Operating expenses for the period ended April 30, 2012 was $32,409 compared with $4,600for the period ended April 30, 2011. The increase in operating expenditures was attributed to higher amounts of professional fees relating to our company's filings.

Net loss for the period ended April 30, 2012 was $32,409 compared with $4,600 for the period ended April 30, 2011. The overall increase in net loss of $27,809 was attributed higher professional services incurred with our company's SEC filings including, consulting, accounting, audit, and legal services.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                                 At April 30,     At January 31,
                                                    2012              2012
                                                 ----------        ----------
Current Assets                                   $   52,999        $   39,460
Current Liabilities                              $  159,825        $  166,721
                                                 ----------        ----------
Working Capital (Deficit)                        $  106,826        $  127,261
                                                 ==========        ==========


CASH FLOWS

                                                Three Months      Three Months
                                                   Ended             Ended
                                                  April 30,         April 30,
                                                    2012              2011
                                                 ----------        ----------
Cash Flows from (used in) Operating Activities   $  (28,303)       $   (5,295)
Cash Flows from (used in) Investing Activities   $ (202,156)       $      Nil
Cash Flows from (used in) Financing Activities   $  255,000        $    5,000
                                                 ----------        ----------
Net Increase (decrease) in Cash During Period    $   24,541        $      295
                                                 ==========        ==========

The increase in our working capital at April 30, 2012 from the period ended January 31, 2012 is reflective of the current state of our business development, primarily due to our ability secure funding, which allowed for the increase in our exploration activities and professional fees paid in connection with expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of April 30, 2012, we had cash on hand of $39,331. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

As at April 30, 2012, our company's cash balance was $39,331 compared to $1,016 as at April 30, 2011 and its total assets were $308,565 compared with $1,016 as at April 30, 2011. The increase in total assets is attributed to the acquisition of oil and gas properties that have been capitalized.

As at April 30, 2012, our company had total liabilities of $159,825 compared with total liabilities of $28,050 as at April 30, 2011. The increase in total liabilities was attributed to decreases in accounts payable and accrued liabilities of $3,128 and increases in loans payable of 156,697.

As at April 30, 2012, our company had a working capital deficit of $106,826 compared with a working capital deficit of $27,034 as at April 30, 2011. The increase in working capital deficit was attributed to the increase in loans payable and accrued liabilities of $159,697

CASHFLOW FROM OPERATING ACTIVITIES

During the period ended April 30, 2012, our company used $28,303 of cash for operating activities compared to the use of $5,295 of cash for operating activities during the period ended April 30, 2011. The increase in cashflows used for operating activities is attributed to professional services incurred with our company's SEC filings including, consulting, accounting, audit, and legal services.

CASHFLOW FROM INVESTING ACTIVITIES

During the periods ended April 30, 2012 had cash transactions related to investing activities in the amount of $202,156. During the periods ended April 30, 2011, our company did not have any cash transactions related to investing activities.

CASHFLOW FROM FINANCING ACTIVITIES

During the period ended April 30, 2012, our company received $255,000 of cash from financing activities compared to $5,000 for the period ended April 30, 2011. The increase in cashflows provided from financing activities is based on the fact that our company received $255,000 of financing from a unrelated third-party and $0 from related parties to settle outstanding obligations of our company during the day-to-day operations as compared to $5,000 in 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the financial statements included in this Quarterly Report.

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

REGULATORY MATTERS

Our company and its oil and gas property interests are subject to a variety of Federal and State regulations governing land use, health, safety and environmental matters. Our company's management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of our company.

CASH AND CASH EQUIVALENTS

Our company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

STOCK-BASED COMPENSATION

Our company accounts for stock options issued to employees in accordance with the provisions of FASB ASC 718, "Stock Compensation". As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. Our company adopted the disclosure provisions of FASB ASC 718, "Accounting for Stock-Based Compensation," and FASB ASC 718, which allows entities to provide pro forma net Income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method has been applied.

Our company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of FASB ASC 718. Under this method, our company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

IMPAIRED ASSET POLICY

Our company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in ASC "Property, Plant, and Equipment". Our company determines impairment by comparing the discounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

START-UP EXPENSES

Our company has adopted Statement of Position (SOP) No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities", which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with our company's formation have been included in our company's general and administrative expenses for the period from inception on November 30, 2005 to April 30, 2012.

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

FOREIGN CURRENCY TRANSLATION

Our company's functional currency is the US dollar as substantially all of our company's operations are in the United States. Our company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the ASC 830 "Foreign Currency Translation".

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders' (deficit) equity, if applicable. There were no translation adjustments as of April 30, 2012.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. If applicable, exchange gains and losses are included in other items on the statements of operations. There were no exchange gains or losses as of April 30, 2012.

BASIC AND DILUTED LOSS PER SHARE

Our company computed basic and diluted loss per share amounts pursuant to the ASC 260 "Earnings per Share." There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, "Fair Value Measurement and Disclosures," requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

COMPREHENSIVE LOSS

ASC 220, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of April 30, 2012, our company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

INCOME TAXES

Income taxes are recognized in accordance with ASC 740, "Income Taxes", whereby deferred Income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended April 30, 2012, we issued an aggregate of 238,888 common shares of unregistered securities to one non-U.S. person, in an offshore transaction relying on Regulation S of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                       Description of Exhibit
------                       ----------------------
(3)      ARTICLES OF INCORPORATION AND BYLAWS

3.01 Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.02 Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.03 Certificate of Amendment filed on July 23, 2008 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on August 14, 2008)

3.04 Certificate of Change filed on July 23, 2008 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 14, 2008)

(10)     MATERIAL CONTRACTS

10.1 Share Purchase agreement between Gregory Rotelli and Bruce Thomson dated January 24, 2012

10.2 Form of Financing Agreement dated May 24, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 24, 2012)

10.3 Purchaser Agreement and Bill of Sale dated May 25, 2012 between our company and MontCrest Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2012)

(14)     CODE OF ETHICS

14.1*    Code of Ethics

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

101      INTERACTIVE DATA FILE

101** Interactive Data File (Form 10-Q for the period ended April 30, 2012 furnished in XBRL).

         101.INS XBRL Instance Document
         101.SCH XBRL Taxonomy Extension Schema Document
         101.CAL XBRL Taxonomy Extension Calculation Linkbase Document 101.DEF XBRL Taxonomy Extension Definition Linkbase Document 101.LAB XBRL Taxonomy Extension Label Linkbase Document
         101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

----------
*    Filed herewith.
** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INDEPENDENCE ENERGY CORP.


Dated June 19, 2012        By: /s/ Gregory Rotelli
                               -------------------------------------------------
                               Gregory Rotelli
                               Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer