Form 10-Q
period 2012-07-31
Independence Energy Corp.
filed 2012-09-18
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 31, 2012

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _____________

                        Commission File Number 000-54323


                            Independence Energy Corp.
             (Exact name of registrant as specified in its charter)

           Nevada                                           20-3866475
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

3020 Old Ranch Parkway, Suite 300, Seal Beach, CA              90740
    (Address of principal executive offices)                 (Zip Code)

                                 (562) 799-5588
              (Registrant's telephone number, including area code)

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

121,804,155 common shares issued and outstanding as of September 18, 2012.

                            INDEPENDENCE ENERGY CORP.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements                                               3

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        14

   Item 4.  Controls and Procedures                                           14

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 15

   Item 1A. Risk Factors                                                      15

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       15

   Item 3.  Defaults Upon Senior Securities                                   15

   Item 4.  Mine Safety Disclosures                                           15

   Item 5.  Other Information                                                 15

   Item 6.  Exhibits                                                          16

SIGNATURES                                                                    18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Independence Energy Corp.
(An Exploration Stage Company)
July 31, 2012

                                                                           Index
                                                                           -----

Condensed Balance Sheets (unaudited)......................................   5

Condensed Statements of Operations (unaudited)............................   6

Condensed Statements of Cash Flows (unaudited)............................   7

Notes to the Condensed Financial Statements (unaudited)...................   8

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Balance Sheets
(expressed in U.S. dollars)

                                                            July 31, 2012        January 31, 2012
                                                            -------------        ----------------
                                                             (unaudited)
ASSETS

Current Assets
  Cash                                                        $  85,644              $  14,790
  Amounts receivable                                                 --                  1,607
  Prepaid expenses and deposits                                  13,963                 23,063
                                                              ---------              ---------
Total Current Assets                                             99,607                 39,460

Oil & gas properties                                            491,487                 53,410
                                                              ---------              ---------

Total Assets                                                  $ 591,094              $  92,870
                                                              =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued liabilities                    $  16,664              $   9,349
  Due to a related party                                             --                    675
  Loans payable                                                 156,697                156,697
                                                              ---------              ---------
Total Liabilities                                               173,361                166,721
                                                              ---------              ---------
Stockholders' Equity (Deficit)
  Preferred Stock
    Authorized: 10,000,000 preferred shares,
     with a par value of $0.001 per share
    Issued and outstanding: nil preferred shares                     --                     --
  Common Stock
    Authorized: 375,000,000 common shares,
     with a par value of $0.001 per share
    Issued and outstanding: 121,804,155 and 121,000,000
     common shares, respectively                                121,804                120,000
  Additional paid-in capital                                    518,196                (60,000)
  Deficit accumulated during the development stage             (222,267)              (133,851)
                                                              ---------              ---------
Total Stockholders' Equity (Deficit)                            417,733                (73,851)
                                                              ---------              ---------

Total Liabilities and Stockholders' Equity (Deficit)          $ 591,094              $  92,870
                                                              =========              =========


   (The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                                                                      Accumulated from
                                                                                                      November 30, 2005
                                For the Three     For the Three     For the Six       For the Six    (date of inception)
                                 Months Ended      Months Ended     Months Ended      Months Ended           to
                                July 31, 2012     July 31, 2011    July 31, 2012     July 31, 2011      July 31, 2012
                                -------------     -------------    -------------     -------------      -------------
Revenue                          $         --      $         --     $         --      $         --       $         --

Operating Expenses
  General and administrative           35,285             1,340           50,193             1,940            126,088
  Professional fees                    20,723             2,000           38,223             6,000             96,179
                                 ------------      ------------     ------------      ------------       ------------
Total Operating Expenses               56,008             3,340           88,416             7,940            222,267
                                 ------------      ------------     ------------      ------------       ------------

Net Loss for the Period          $    (56,008)     $     (3,340)    $    (88,416)     $     (7,940)      $   (222,267)
                                 ============      ============     ============      ============       ============

Net Loss Per Share, Basic
 and Diluted                     $         --      $         --     $         --      $         --
                                 ============      ============     ============      ============

Weighted Average Shares
 Outstanding                      121,365,534       120,000,000      121,104,356       120,000,000
                                 ============      ============     ============      ============


   (The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                                             Accumulated from
                                                                                             November 30, 2005
                                                        For the Six         For the Six     (date of inception)
                                                       Months Ended        Months Ended             to
                                                       July 31, 2012       July 31, 2011       July 31, 2012
                                                       ------------        ------------        ------------
Operating Activities
  Net loss for the period                               $ (88,416)          $  (7,940)          $(222,267)
  Changes in operating assets and liabilities:
    Amounts receivables                                     1,607                  --                  --
    Prepaid expense and deposits                            9,100                  --             (13,963)
    Accounts payable and accrued liabilities                7,315               2,645              16,664
    Due to related parties                                   (675)                 --                  --
                                                        ---------           ---------           ---------
Net Cash Used in Operating Activities                     (71,069)             (5,295)           (219,566)
                                                        ---------           ---------           ---------
Investing Activities
  Oil and gas property expenditures                      (438,077)                 --            (491,487)
                                                        ---------           ---------           ---------
Net Cash Used by Investing Activities                    (438,077)                 --            (491,487)
                                                        ---------           ---------           ---------
Financing activities
  Proceeds from the issuance of common stock              580,000                  --             640,000
  Proceeds from loans payable                                  --                  --             156,697
  Proceeds from loans payable to director                      --               5,000              33,000
  Repayment of loans payable to director                       --                  --             (33,000)
                                                        ---------           ---------           ---------
Net Cash Provided by Financing Activities                 580,000               5,000             796,697
                                                        ---------           ---------           ---------

Increase (decrease) in Cash                                70,854                (295)             85,644

Cash, Beginning of Period                                  14,790               1,311                  --
                                                        ---------           ---------           ---------

Cash, End of Period                                     $  85,644           $   1,016           $  85,644
                                                        =========           =========           =========

Supplemental Disclosures
  Interest paid                                         $      --           $      --           $      --
                                                        =========           =========           =========
  Income tax paid                                       $      --           $      --           $      --
                                                        =========           =========           =========


   (The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)

1. NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

     Independence Energy Corp. (the "Company") was incorporated in the State of Nevada on November 30, 2005. The Company was organized to explore natural resource properties in the United States. The Company is an exploration stage company, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, DEVELOPMENT STAGE ENTITIES.

     GOING CONCERN

     These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of July 31, 2012, the Company had a working capital deficit of $73,754 and an accumulated deficit of $222,267. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a) Basis of Presentation

          These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is January 31.

     b) Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles in the United States and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation and impairment of oil and gas properties, asset retirement obligations, fair value of share-based payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

     c) Basic and Diluted Net Loss Per Share

          The Company computes net loss per share in accordance with ASC 260, EARNINGS PER SHARE, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of July 31, 2012, the Company did not have any potentially dilutive shares.

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     d) Interim Financial Statements

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

     e) Oil and Gas Property Costs

          The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration, and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country-by-country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

          The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of:
          The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus the cost of property not being amortized; plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less income tax effects related to differences between the book and tax basis of the property. For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

     f) Financial Instruments

          Pursuant to ASC 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     f) Financial Instruments (continued)

          LEVEL 1

          Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

          LEVEL 2

          Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

          LEVEL 3

          Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The Company's financial instruments consist principally of cash, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

     g) Recent Accounting Pronouncements

          The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3. OIL AND GAS PROPERTIES

     a) On December 15, 2011, the Company acquired a 2.5% interest in four wells in the Quinlan Lease ("Quinlan") from Wise Oil and Gas LLC ("Wise"), with the option to increase the interest to 10%. On December 23, 2011, the Company acquired an additional 2.5% interest in Quinlan. Quinlan is located in Pottawatomie County, Oklahoma. On March 1, 2012, the Company acquired an additional 5% interest in Quinlan in exchange for $78,080, bringing the Company's total interest to 10%.

     b) On March 29, 2012, the Company acquired a 5% interest in a 70% net revenue interest of properties in Coleman County, Texas for $115,000. On June 28, 2012, the Company amended the original agreement to acquire a 7% interest in a 75% net revenue interest in the properties for an additional payment of $47,000, and replaced the terms of the original agreement.

     c) On May 29, 2012, the Company acquired a 2.5% interest in a 70% net revenue interest in two oil and gas wells and approximately 20 acres of land surrounding the area in Coleman County, Texas for $82,500.

     d) On June 8, 2012, the Company acquired a 12.5% interest, with an option to acquire an additional 12.5% interest, for $90,785. The properties comprise an area of 2,421 acres in Coleman County, Texas.

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)

4. RELATED PARTY TRANSACTIONS

     a) As at July 31, 2012, the Company owes $nil (January 31, 2012 - $675) to a company controlled by officers and directors of the Company. The amounts owing are unsecured, non-interest bearing and due on demand.

     b) During the period ended July 31, 2012, the Company paid $15,000 (July 31, 2011 - $nil) to the President and CEO of the Company for management services. As of July 31, 2012, the Company had $10,500 in prepaid expense for management fees paid to the President and CEO of the Company.

5. LOAN PAYABLE

     As of July 31, 2012, the Company had loan payable of $156,697 (January 31, 2012 - $156,697) owing to an unrelated third party. The amount owing is non-interest bearing, unsecured and due on demand.

6. COMMON STOCK

     a) On March 1, 2012, the Company issued 694,440 post-split common shares for proceeds of $125,000.

     b) On March 15, 2012, the Company issued 500,000 post-split common shares for proceeds of $130,000.

     c) On May 15, 2012, the Company issued 250,000 post-split common shares for proceeds of $125,000.

     d) On May 24, 2012, the Company entered into a financing agreement with a non-related party. Pursuant to the agreement, the Company can borrow $1,000,000 by way of advances until May 24, 2013, to be payable by issuance of common shares of the Company at an issuance price equal to 90% of the average share price of the Company for the five banking days preceding the date of advance. The agreement is subject to extension of additional terms of twelve months at the option of either the Company or the lender. On June 6, 2012, the Company issued 359,715 post-split common shares in exchange for an advance of $200,000.

     e) On June 22, 2012, the Company and its Board of Directors authorized an increase in its authorized capital from 75,000,000 common shares to 375,000,000 common shares and effected a 5-for-1 forward split of its issued and outstanding share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for five post-split shares of common stock. The effect of the forward split increased the number of issued and outstanding common shares from 24,360,831 common shares to 121,804,155 common shares, and the forward split has been applied retroactively to the Company's inception date.

7. SUBSEQUENT EVENTS

     We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after July 31, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

WORKING CAPITAL

                                             July 31, 2012      January 31, 2012
                                             -------------      ----------------

Current Assets                                 $  99,607           $  39,460
Current Liabilities                            $ 173,361           $ 166,721
Working Capital (Deficit)                      $ (73,354)          $(127,261)

CASH FLOWS

                                                  Six months        Six months
                                                     ended             ended
                                                 July 31, 2012     July 31, 2011
                                                 -------------     -------------

Cash Flows from (used in) Operating Activities     $ (71,069)        $  (5,295)
Cash Flows from (used in) Investing Activities     $(438,077)        $      --
Cash Flows from (used in) Financing Activities     $ 580,000         $  (5,000)
Net Increase (decrease) in Cash During Period      $  70,854         $    (295)

OPERATING REVENUES

     For the period from November 30, 2005 (date of inception) to July 31, 2012, our company did not earn any operating revenues.

OPERATING EXPENSES AND NET LOSS

     Operating expenses and net loss for the six months ended July 31, 2012 was $88,416 compared with $7,940 for the six months ended July 31, 2011. The increase in operating expenses was due to the fact that the current year included the acquisition of oil and gas properties where our company incurred higher general and administrative costs relating to day-to-day activities and incurred higher professional fees due to our company's acquisition transactions and equity transactions.

     For the six months ended July 31, 2012 and 2011, our company had a loss per share of $nil.

LIQUIDITY AND CAPITAL RESOURCES

     As at July 31, 2012, our company had cash of $85,644 compared with $14,790 at January 31, 2012. The increase in cash was attributed to the fact that our company obtained additional financing of $580,000 from the issuance of common shares which were used for acquisition and exploration costs of the oil and gas properties and for general administrative costs, of which amounts were remaining at the end of the period.

     Total assets at July 31, 2012 were $591,094 compared with $92,870 at January 31, 2012. The increase in total assets were attributed to capitalization of $491,487 of oil and gas property costs relating to the acquisition and exploration costs of the Quinlan properties in Coleman County, Texas.

     At July 31, 2012, our company had total liabilities of $173,361 compared with $166,721 at January 31, 2012. The increase in total liabilities was attributed to an increase in accounts payable and accrued liabilities of $7,315 due to timing differences between receipt and payment of operating costs.

     For the six months ended July 31, 2012 and 2011, our company and its Board of Directors authorized a 5-for-1 forward stock split and an increase in our company's authorized capital from 75,000,000 common shares to 375,000,000 common shares. The effect of the forward stock split increased the number of issued and outstanding common shares from 24,360,831 common shares to 121,805,155 common shares as at July 31, 2012. In addition, our company issued 1,444,440 post-split common shares in a private placement for proceeds of $380,000, and 359,715 post-split common shares for $200,000 from an advance from a non-related party.

CASHFLOW FROM OPERATING ACTIVITIES

     During the six months ended July 31, 2012, our company used $71,069 of cash for operating activities compared to the use of $5,295 of cash for operating activities during the six months ended July 31, 2011. The increase in cash used for operating activities were attributed to an overall increase in production costs relating to the production of the oil and gas properties for our company and due to higher overhead costs relating to our company's various acquisition transactions and equity transactions.

CASHFLOW FROM INVESTING ACTIVITIES

     During the six months ended July 31, 2012, our company incurred $438,077 of cash for investing activities related to the acquisition and exploration expenditures of the oil and gas properties. During the six months ended July 31, 2011, our company did not have any investing activities.

CASHFLOW FROM FINANCING ACTIVITIES

     During the six months ended July 31, 2012, our company received $580,000 of financing from the issuance of common shares including $380,000 from the private placement and $200,000 from an advance from a non-related party. Comparatively, during the period ended July 31, 2011, our company received $5,000 from a director.

GOING CONCERN

     We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

OFF-BALANCE SHEET ARRANGEMENTS

     We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

FUTURE FINANCINGS

     We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

CRITICAL ACCOUNTING POLICIES

     Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

     We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Our company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and our company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On May 15, 2012, we issued an aggregate of 50,000 shares of our common stock at a price of $2.50 per share for aggregate gross proceeds of $125,000 to one non-U.S. person, in an offshore transaction relying on Regulation S of the Securities Act of 1933.

     On June 6, 2012, we issued 71,943 shares of our common stock at a price of $2.78 per share pursuant to an advance under our financing agreement with one investor. All of these shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

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

ITEM 6. EXHIBITS

Exhibit
Number                        Description of Exhibit
------                        ----------------------

(3)      ARTICLES OF INCORPORATION AND BYLAWS

3.01 Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.02 Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.03 Certificate of Amendment filed on July 23, 2008 (incorporated by reference our Current Report on Form 8-K filed on August 14, 2008)

3.04 Certificate of Change filed on July 23, 2008 (incorporated by reference to our Current Report on Form 8-K filed on August 14, 2008)

3.05 Certificate of Change filed on June 14, 2012 (incorporated by reference our Current Report on Form 8-K filed on June 15, 2012)

(10)     MATERIAL CONTRACTS

10.1 Share Purchase agreement between Gregory Rotelli and Bruce Thomson dated January 24, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2012)

10.2 Form of Financing Agreement dated May 24, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 24, 2012)

10.3 Purchase Agreement and Bill of Sale dated May 29, 2012 between our company and MontCrest Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2012)

10.4 Joint Development and Operating Agreement dated June 8, 2012 between our company and MontCrest Energy Properties, Inc., MontCrest Energy, Inc., and Black Strata, LLC (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2012)

10.5 Purchaser Agreement and Bill of Sale dated June 18, 2012 between our company and MontCrest Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 19, 2012)

(14)     CODE OF ETHICS

14.1 Code of Ethics (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 19, 2012)

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

                               INDEPENDENCE ENERGY, CORP.
                                    (Registrant)


Dated: September 18, 2012      /s/ Gregory Rotelli
                               -------------------------------------------------
                               Gregory Rotelli
                               Chief Executive Officer, Chief Financial Officer,
                               Secretary, Treasurer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)