Form 10-Q
period 2012-10-31
Independence Energy Corp.
filed 2012-12-17
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2012

                                       or

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

121,804,155 common shares issued and outstanding as of December 17, 2012.

                            INDEPENDENCE ENERGY CORP.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements                                               3

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        14

   Item 4.  Controls and Procedures                                           14

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 15

   Item 1A. Risk Factors                                                      15

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       15

   Item 3.  Defaults Upon Senior Securities                                   15

   Item 4.  Mine Safety Disclosures                                           15

   Item 5.  Other Information                                                 15

   Item 6.  Exhibits                                                          16

SIGNATURES                                                                    17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our  financial  statements  are stated in United  States  Dollars  (US$) and are
prepared  in  accordance  with  United  States  Generally  Accepted   Accounting
Principles.

Independence Energy Corp.
(An Exploration Stage Company)
October 31, 2012

                                                                           Index
                                                                           -----

Condensed Balance Sheets (unaudited).....................................    5

Condensed Statements of Operations (unaudited)...........................    6

Condensed Statements of Cash Flows (unaudited)...........................    7

Notes to the Condensed Financial Statements (unaudited)..................    8

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Balance Sheets
(expressed in U.S. dollars)

                                                                         October 31,        January 31,
                                                                            2012               2012
                                                                          --------           --------
                                                                             $                  $
                                                                         (unaudited)
ASSETS

Current Assets
  Cash                                                                      61,547             14,790
  Amounts receivable                                                            --              1,607
  Prepaid expenses and deposits                                             10,981             23,063
                                                                          --------           --------
Total Current Assets                                                        72,528             39,460

Oil & gas properties                                                       494,965             53,410
                                                                          --------           --------

Total Assets                                                               567,493             92,870
                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued liabilities                                  15,771              9,349
  Due to a related party                                                        --                675
  Loans payable                                                            156,697            156,697
                                                                          --------           --------
Total Liabilities                                                          172,468            166,721
                                                                          --------           --------
Stockholders' Equity (Deficit)
  Preferred Stock
    Authorized: 10,000,000 preferred shares, with a par value of
     $0.001 per share
    Issued and outstanding: nil preferred shares                                --                 --
  Common Stock
    Authorized: 375,000,000 common shares, with a par value of
     $0.001 per share
   Issued and outstanding: 121,804,155 and 121,000,000 common
    shares, respectively                                                   121,804            120,000
  Additional paid-in capital                                               518,196            (60,000)
  Deficit accumulated during the development stage                        (244,975)          (133,851)
                                                                          --------           --------
Total Stockholders' Equity (Deficit)                                       395,025            (73,851)
                                                                          --------           --------

Total Liabilities and Stockholders' Equity (Deficit)                       569,493             92,870
                                                                          ========           ========


   (The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                                                                           Accumulated from
                                                                                                           November 30, 2005
                                       For the Three    For the Three     For the Nine     For the Nine       (date of
                                       Months Ended     Months Ended      Months Ended     Months Ended     inception) to
                                        October 31,      October 31,       October 31,      October 31,       October 31,
                                           2012             2011              2012             2011              2012
                                       ------------     ------------      ------------     ------------      ------------
                                            $                $                 $                $                 $
Revenue                                          --               --                --               --                --

Operating Expenses
  General and administrative                 16,284            1,195            66,477            3,135           142,372
  Professional fees                           6,424            2,000            44,647            8,000           102,603
                                       ------------     ------------      ------------     ------------      ------------
Total Operating Expenses                     22,708            3,195           111,124           11,135           244,975
                                       ------------     ------------      ------------     ------------      ------------

Net Loss for the Period                     (22,708)          (3,195)         (111,124)         (11,135)         (244,975)
                                       ============     ============      ============     ============      ============

Net Loss Per Share, Basic and Diluted            --               --                --               --
                                       ============     ============      ============     ============

Weighted Average Shares Outstanding     121,804,155      120,000,000       121,385,297      120,000,000
                                       ============     ============      ============     ============


   (The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                                          Accumulated from
                                                                                          November 30, 2005
                                                      For the Nine       For the Nine         (date of
                                                      Months Ended       Months Ended       inception) to
                                                       October 31,        October 31,        October 31,
                                                          2012               2011               2012
                                                        --------           --------           --------
                                                           $                  $                  $
Operating Activities
  Net loss for the period                               (111,124)           (11,135)          (244,975)
  Changes in operating assets and liabilities:
    Amounts receivables                                    1,607                 --                 --
    Prepaid expense and deposits                          12,082                 --            (10,981)
    Accounts payable and accrued liabilities              (6,049)            (3,500)             3,300
    Due to related parties                                  (675)               375                 --
                                                        --------           --------           --------
Net Cash Used in Operating Activities                   (104,159)           (14,260)          (252,656)
                                                        --------           --------           --------
Investing Activities
  Oil and gas property expenditures                     (429,084)                --           (482,494)
                                                        --------           --------           --------
Net Cash Used in Investing Activities                   (429,084)                --           (482,494)
                                                        --------           --------           --------
Financing activities
  Proceeds from the issuance of common stock             580,000                 --            640,000
  Proceeds from loans payable                                 --                 --            156,697
  Proceeds from loans payable to director                     --             15,000             33,000
  Repayment of loans payable to director                      --                 --            (33,000)
                                                        --------           --------           --------
Net Cash Provided by Financing Activities                580,000             15,000            796,697
                                                        --------           --------           --------

Increase in Cash                                          46,757                740             61,547

Cash, Beginning of Period                                 14,790              1,311                 --
                                                        --------           --------           --------

Cash, End of Period                                       61,547              2,051             61,547
                                                        ========           ========           ========
Supplemental Disclosures
  Interest paid                                               --                 --                 --
  Income tax paid                                             --                 --                 --
                                                        ========           ========           ========


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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of October 31, 2012, the Company had a working capital deficit of $99,940 and an accumulated deficit of $244,975. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)   Basic and Diluted Net Loss Per Share

     The Company computes net loss per share in accordance with ASC 260, EARNINGS PER SHARE, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of October 31, 2012, the Company did not have any potentially dilutive shares.

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

4. RELATED PARTY TRANSACTIONS

a) As at October 31, 2012, the Company owes $nil (January 31, 2012 - $675) to a company controlled by officers and directors of the Company. The amounts owing are unsecured, non-interest bearing and due on demand.

b) During the period ended October 31, 2012, the Company incurred $25,500 (October 31, 2011 - $nil) to the President and CEO of the Company for management services. As of October 31, 2012, the Company had $10,500 (January 31, 2012 - $nil) in prepaid expense for management fees paid to the President and CEO of the Company.

c) During the period ended October 31, 2012, the Company incurred rent expenses of $nil (October 31, 2011 - $1,120) to the former President and CEO of the Company

5. LOAN PAYABLE

As of October 31, 2012, the Company had loan payable of $156,697 (January 31, 2012 - $156,697) owing to an unrelated third party. The amount owing is non-interest bearing, unsecured and due on demand.

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

7. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after October 31, 2012.

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

WORKING CAPITAL

                                                   October 31,       January 31,
                                                      2012              2012
                                                    --------          --------
                                                       $                 $
Current Assets                                        72,528           39,460
Current Liabilities                                  172,468          166,721
Working Capital (Deficit)                            (99,940)        (127,261)

CASH FLOWS

                                                   Nine months       Nine months
                                                     ended             ended
                                                   October 31,       October 31,
                                                      2012              2011
                                                    --------          --------
                                                       $                 $
Cash Flows from (used in) Operating Activities      (104,159)         (14,260)
Cash Flows from (used in) Investing Activities      (429,084)              --
Cash Flows from (used in) Financing Activities       580,000           15,000
Net Increase (decrease) in Cash During Period         46,757              740

OPERATING REVENUES

     For the period from November 30, 2005 (date of inception) to October 31, 2012, our company did not earn any operating revenues.

OPERATING EXPENSES AND NET LOSS

     Operating expenses and net loss for the nine months ended October 31, 2012 was $111,124 compared with $11,135 for the nine months ended October 31, 2011. The increase in operating expenses was due to the fact that the current year included the acquisition of oil and gas properties where our company incurred higher general and administrative costs relating to day-to-day activities and incurred higher professional fees due to our company's acquisition transactions and equity transactions.

     For the nine months ended October 31, 2012 and 2011, our company had a loss per share of $nil.

LIQUIDITY AND CAPITAL RESOURCES

     As at October 31, 2012, our company had cash of $61,547 compared with $14,790 at January 31, 2012. The increase in cash was attributed to the fact that our company obtained additional financing of $580,000 from the issuance of common shares which were used for acquisition and exploration costs of the oil and gas properties and for general administrative costs, of which amounts were remaining at the end of the period.

     Total assets at October 31, 2012 were $567,493 compared with $92,870 at January 31, 2012. The increase in total assets were primarily attributed to capitalization of $491,487 of oil and gas property costs relating to the acquisition and exploration costs of the Quinlan properties in Coleman County, Texas.

     At October 31, 2012, our company had total liabilities of $172,468 compared with $166,721 at January 31, 2012. The increase in total liabilities was attributed to an increase in accounts payable and accrued liabilities of $6,422 due to timing differences between receipt and payment of operating costs.

     For the nine months ended October 31, 2012 and 2011, our company and its Board of Directors authorized a 5-for-1 forward stock split and an increase in our company's authorized capital from 75,000,000 common shares to 375,000,000 common shares. The effect of the forward stock split increased the number of issued and outstanding common shares from 24,360,831 common shares to 121,805,155 common shares as at October 31, 2012. In addition, our company issued 1,444,440 post-split common shares in a private placement for proceeds of $380,000, and 359,715 post-split common shares for $200,000 from an advance from a non-related party.

CASHFLOW FROM OPERATING ACTIVITIES

     During the nine months ended October 31, 2012, our company used $104,159 of cash for operating activities compared to the use of $14,260 of cash for operating activities during the nine months ended October 31, 2011. The increase in cash used for operating activities were attributed to an overall increase in production costs relating to the production of the oil and gas properties for our company and due to higher overhead costs relating to our company's various acquisition transactions and equity transactions.

CASHFLOW FROM INVESTING ACTIVITIES

     During the nine months ended October 31, 2012, our company incurred $429,084 of cash for investing activities related to the acquisition and exploration expenditures of the oil and gas properties. During the nine months ended October 31, 2011, our company did not have any investing activities.

CASHFLOW FROM FINANCING ACTIVITIES

     During the nine months ended October 31, 2012, our company received $580,000 of financing from the issuance of common shares including $380,000 from the private placement and $200,000 from an advance from a non-related party. Comparatively, during the period ended October 31, 2011, our company received $15,000 from a director.

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

                               INDEPENDENCE ENERGY, CORP.
                                    (Registrant)


Dated: December 17, 2012       /s/ Gregory Rotelli
                               -------------------------------------------------
                               Gregory Rotelli
                               Chief Executive Officer, Chief Financial Officer,
                               Secretary, Treasurer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)