Form 10-K
period 2013-01-31
Independence Energy Corp.
filed 2013-05-16
CIK 1353406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ____________

Commission file number 000-54323

INDEPENDENCE ENERGY, CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-3866475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3020 Old Ranch Parkway, Suite 300, Seal Beach, CA	90740
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (562) 799-5588

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2012 was $3,539,420 based on a $0.04125 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

121,804,155 common shares as of April 30, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

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

Effective August 12, 2008, we effected a forward stock split of our issued and outstanding common stock on a 12 new for 1old basis such that, our authorized capital remains at 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 2,000,000 shares of common stock to 24,000,000 shares of common stock.  Also effective August 12, 2008, we have changed our name from "Oliver Creek Resources Inc." to "Independence Energy Corp.". The change of name was approved by our directors and a majority of our shareholders.

The name change, forward stock split and reduction of authorized capital became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 12, 2008 under the new stock symbol "IDNG".

Effective June 22, 2012, we effected a forward split of our authorized and issued and outstanding shares of common stock on a 5 new for 1 old basis such that, our authorized capital increased from 75,000,000 to 375,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock increased from 24,360,831 to 121,804,155 shares of common stock, all with a par value of $0.001.  Our CUSIP number is 45343Y 205.

Current Business

We are an oil and gas company engaged in the exploration for and production of oil and natural gas, throughout the United States.  On December 15, 2011, we closed the acquisition of a 2.5% interest in the Quinlan Lease from Wise Oil and Gas LLC, with the option to increase that interest to 10%.  On the closing of the acquisition on December 15, 2011, we began generating revenue from the operating well on the property even though the well is in the exploration and evaluation stage. On December 23, 2011, we closed an acquisition for an additional 2.5% interest for a total of 5% interest.  The Quinlan Lease is located in Pottawatomie County, Oklahoma.

As of the date of this annual report, we have acquired a percentage working interest in an oil and gas property.  If the property is viable and can be developed, we will receive a pro-rata share of any revenues generated from the property, equivalent to our percentage working interest.  If the property is not viable, we expect the operator to plug the wells; however, we will not be responsible for any portion of the costs related to the plugging of the wells. There are leases underlying the wells in which we own working interests; however we are not the holder of these leases and therefore we are not responsible for the payment or evaluation of any obligations under such leases. The leaseholder of the property is responsible for paying and maintaining the leases.  If we are successful in generating revenues from our working interests in this oil and gas property, we intend to acquire working interests in additional wells in the project area, subject to obtaining additional financing.  Our business strategy also includes seeking opportunities for mergers or acquisitions with other companies or entities.

Effective March 1, 2012, our company, paid an additional $78,080 to Wise Oil and Gas for an additional 5% participation in the Quinlan 1, 2 and 3 wells located in Pottawatomie County, Oklahoma at a cost of $15,616 per 1%.  Our company now holds a 10% interest in the Quinlan 1, 2 and 3 wells.

Effective March 29, 2012, our company, acquired a 5% working interest, on a 70% net revenue interest, in a drilling program in Coleman County, Texas. The interest was acquired from MontCrest Energy, Inc. for total consideration of $115,000.  On June 18, 2012, we amended and replaced the original agreement to acquire a 7% working interest, on a 75% net revenue interest in two well drilling programs, for additional consideration of $46,000. The amended agreement replaces the original agreement completely and is in full force and effect.

The drilling program consists of two wells:   the Vaughn-MEI #106 and the Shields-MEI #105-H prospect wells.  The program operations are to take place approximately two and three miles west of the town site of Novice, Texas in Section 29, of Block 2 of the T. & N.O. Railroad Company Survey, and Section 30, of Block 2 of the T. & N.O. Railroad Company Survey. It is expected by MontCrest, that the Vaughn-MEI #106 Prospect Well will be drilled to an estimated depth of 4,650' and the Shields-MEI #105-H will be drilled as a horizontal well.  Neither the Vaughn-MEI #106, nor the Shields-MEI #105-H are currently producing, but MontCrest has a history of successful operations in the region.

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

On May 24, 2012 we entered into a financing agreement with one investor pursuant to which, the investor will make available of up to $1,000,000 by way of advances until May 24, 2013 (the "Completion Date") in accordance with the terms of the financing agreement. The Completion Date may be extended for an additional term of up to twelve months at the option of our company or the investor upon written notice on or before the Completion Date in accordance with the notice provisions of the financing agreement. Upon receipt of an advance from the investor, our company will issue to the investor that number of shares of our company's common stock at a price equal 90% of the average of the closing price of our company's common stock, for the five banking days immediately preceding the date of the advance.

On May 29, 2012 we entered into and closed a purchaser agreement and bill of sale to acquire a 2.5% working interest (on a 70% net revenue interest) in two oil and gas wells: the Taylor - MEI # 113 and Taylor - MEI # 115 from MontCrest. The wells are located on MontCrest's Taylor Lease in Coleman County, Texas. The 2.5% interest was acquired for total consideration of $82,500. The interest includes approximately 20 acres of land surrounding each well above the measured depth of four thousand feet. The wells are located within T. & N.O.R.R Survey No. 28, Abstract 1667 in Coleman County, Texas.

On June 8, 2012, we entered into and closed a joint development and operating agreement with MontCrest Energy Properties, Inc., MontCrest Energy, Inc. and Black Strata, LLC, to acquire a 12.5% working interest, with an option to acquire an additional 12.5% working interest in the areas in mutual interests from MontCrest Energy, Inc.  The 12.5% interest was acquired for total consideration of $90,784.50. The areas in mutual interest, consists of approximately 2,421 acres, in Coleman County, Texas, located within T. & N.O.R.R Survey Block, Abstract 1640, Abstract 654, Abstract 851 and Abstract 865.

On February 28, 2013, we entered into a compromise, settlement and property exchange agreement with MontCrest Energy, Inc. and Black Strata, LLC.  Pursuant to the terms of the agreement, we transferred to MontCrest our 25% working interests in Wells 105, 106, 113 and 115 of the Coleman County South Leases located in Coleman County, Texas, in consideration of a 100% interest in approximately 1,400 acres of the Coleman County South Lease held by Black Strata, LLC.

On April 5, 2013, we entered into a private placement subscription agreement with Europa Capital AG pursuant to which we issued to Europa Capital AG a convertible debenture in the aggregate amount of $46,000.  The convertible debenture carries interest at the rate of 6% per annum and may be converted into shares of our common stock at the rate of $0.01 per share.  There shall be a minimum interest charge of $8,280. Interest and principal are payable on the 3 year anniversary of the debenture, provided that any unconverted portions may be pre-paid at our discretion.

Markets

The United States ranks as the third highest oil producing country in the world and ranks first as the country with the highest consumption of oil. The United States ranks as the second highest natural gas producing country in the world and ranks first as the country with the highest consumption of natural gas (U.S. Energy Information Administration. 2009. Retrieved on January 27, 2012 from and publicly available at: http://www.eia.gov/countries/index.cfm?view=production).

Currently, oil and natural gas fuel more than 97% of America’s vehicles, whether on land, sea, or in the air. Oil and natural gas are also key components in the vast majority of all manufactured goods. Whether it’s surgical equipment, fertilizers, phones, CDs, paints or fuels, the oil and natural gas industry supports our day-to-day safety, mobility, health and lifestyle (Energy Tomorrow.  Retrieved on January 27, 2012 from and publicly available at: http://energytomorrow.org/issues/oil-and-gas-101/petroleum-products/).

Further, the demand for oil and gas is expected to significantly rise.  The U.S. will require 21% more energy in 2035 than in 2009 with more than half of the energy demand expected to be met by oil and natural gas.  Today, oil accounts for 37% of our energy use with the lion’s share of it fueling 94% of our transportation energy needs. Although ethanol and other biofuels are expected to grow rapidly in the future and steadily displace some oil use, the U.S. Energy Information Administration forecasts oil will continue to account for the largest share of our energy needs filling 33% of total energy demand and 85% of our transportation needs in 2035 (“Energizing America.  Facts for Addressing Energy Policy” energyAP May 2, 2011. Retrieved January 27, 2012 from and publicly available at http://www.api.org/aboutoilgas/upload/truth_primer4.pdf.).

Future U.S. Energy Demand:  The U.S. will require 21% more energy in 2035 than in 2009.

(Calculated in Quadrillion British Thermal Units “BTU”).

Globally, the demand for energy has also hit all time highs and countries such as China and India are driving this demand.  India and China will account for 45% of the increase in global primary energy demand by 2030, with both countries more than doubling their energy use over that period (“The World’s 10 Biggest Oil Consumers.” Rediff Business March 12, 2010. Retrieved on January 27, 2012 from and publicly available at: http://business.rediff.com/slide-show/2010/mar/12/slide-show-1-worlds-10-biggest-oil-consumers.htm#contentTop).

As the population density increases, the demand for oil and gas will rise. Of course, the price history of oil and gas is not one of constant increase, and every investor should be aware of this.

Recent forecasts by the U.S. Energy Information Administration estimate that sustaining a 3.2% rate of annual growth in the global economy from 2007 to 2035 (measured in purchasing power parity) will require an expansion of about 24.5 million barrels per day in global oil supplies.

That is an increase equivalent to nearly doubling the current consumption of North America. The growth in demand for natural gas worldwide is expected to be even larger, increasing by 45% from 2007 to 2035. Despite significant growth of renewables and improvements in energy efficiency, more than half of the world’s energy demand will be met in 2035 by oil and natural gas, as is the case today (“Energizing America. Facts for Addressing Energy Policy.” energyAPI  May 2, 2011. Retrieved on January 27, 2012 from and publicly available at http://www.api.org/aboutoilgas/upload/truth_primer4.pdf.)

Future Global Energy Demand:  The World will require 49% more energy in 2035 than in 2007.

(Calculated in Quadrillion British Thermal Units “BTU”).

Source: “Energizing America.  Facts for Addressing Energy Policy.” energyAPI. May 2, 2011. Retrieved on July 22, 2011 from and publicly available at http://www.api.org/aboutoilgas/upload/truth_primer4.pdf.

There are significant risks associated with direct investing in oil and gas projects. However, we believe that direct investments in oil and gas can provide high potential returns and cash flow. There have been many new discoveries in oil and gas developmental technology, including faster drilling speeds, greater access to resources, better completion techniques and even turn-key drilling commitments for drilling deeper than 20,000 feet.  Oil and gas prices are now sufficiently high enough to warrant drilling deeper and spending more money to do it. Ten or more years ago, oil drilling was very risky, largely due to the probability of hitting a dry well. However, technology has come a long way since then. The latest techniques include the use of satellite mapping and horizontal drilling. This enables producers to locate and drill more effectively, thus reducing cost.

Significant oil and gas discoveries that are announced today often result from investments begun by companies as far back as a decade or more ago. Since the year 2000, our industry invested over 2 trillion dollars in U.S. capital projects to meet the growing demand for oil and natural gas.  The worldwide economic downturn, along with lower oil and natural gas prices and tight credit markets, caused some oil and natural gas producers to cut their capital budget plans in 2009. However, investments have since rebounded (“Energizing America. Facts for Addressing Energy Policy.” energyAP. May 2, 2011. Retrieved on January 27, 2012 from and publicly available at http://www.api.org/aboutoilgas/upload/truth_primer4.pdf.).

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

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)

Legal and Accounting Fees	$50,000
General and Administrative Expenses	75,000
TOTAL	$125,000

Our total expenditures over the next twelve months are anticipated to be approximately $125,000. Our cash on hand as of January 31, 2011 was $36,235. As of the date of this report we have insufficient cash on hand to fund our operations for the next twelve months.

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

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.  We have established a website and maintain the domain www.independenceenergycorp.com

Employees; Identification of Certain Significant Employees

Currently, we do not have any employees. Additionally, we have not entered into any consulting or employment agreements with our president, chief executive officer, chief financial officer, treasurer and secretary. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

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

Our operations are or will also be subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit and the unitization or pooling of oil and gas properties. In this regard, some states allow forced pooling or the integration of tracts to facilitate exploration while other states rely on the voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties.

In addition, state conservation laws which establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas and impose certain requirements regarding the ratable purchase of produced oil and gas. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from our wells and to limit the number of wells or the locations at which we may be able to drill.

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

We have yet to establish any history of profitable operations. We have incurred net losses of $135,719 and $51,417 for the fiscal years ended January 31, 2013 and 2012, respectively.  As a result, at January 31, 2013, we had an accumulated deficit of $269,750.  We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations.  We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  Our profitability will require the successful commercialization of our oil and gas properties.  We may not be able to successfully commercialize our properties or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended January 31, 2013 and 2012, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 1 to our financial statements for the year ended January 31, 2013, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our offices are currently located at 3020 Old Ranch Parkway, Suite 300, Seal Beach, CA 90740 and our telephone number is (562) 799-5588. We currently have a year contract for this space and we lease the space for $249 per month. The lease is prepaid through January, 2014.  As of the date of this filing, we have not sought to move or change our office site as our space is adequate to meet our needs.  We do not own any real property.

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

The drilling program consists of two wells:  the Vaughn-MEI #106 and the Shields-MEI #105-H prospect wells.  The program operations are to take place approximately two and three miles west of the town site of Novice, Texas in Section 29, of Block 2 of the T. & N.O. Railroad Company Survey, and Section 30, of Block 2 of the T. & N.O. Railroad Company Survey. It is expected by MontCrest Energy, Inc., that the Vaughn-MEI #106 Prospect Well will be drilled to an estimated depth of 4,650'; and the Shields-MEI #105-H will be drilled as a horizontal well.  Neither the Vaughn-MEI #106, nor the Shields-MEI #105-H are currently producing, but MontCrest Energy, Inc., has a history of successful operations in the region.

NORTHEAST SHAWNEE FIELD
Pottawatomie County, Oklahoma

T 11 N
13
18
Rice
Whistler
Orr
Washington
#1
#2
Quinlin
C.P. Quinlin
20
19
T 11 N
R-4-E
R-5-E

The Quinlan Lease lies within the NE Shawnee Field in Sections 13 and 24, Township 11 North, Range 4 East and Sections 18 and 19, Township 11 North, Range 5 East, Pottawatomie County, Oklahoma, and is approximately 11 miles north and east of Shawnee near the junction of State Highway 9A and Interstate I40 East.  The Quinlan’s #1, #2, #3, and #4 (the salt water well) all lie in Section 19 of the above township and range and are in the southern most portion of the Central Oklahoma Platform.  The Central Oklahoma Platform is located between two large sedimentary basins, the Anadarko Basin to the west and the Arkoma Basin to the east and southeast.  The field with the four wells lie between the Nemaha Ridge to the west and then on to west flank of the Seminole-Cushing Ridge (Hunton Uplift) to the east and north of the Pauls Valley Uplift.  The forces responsible for creating regional structures in the Ordovician appear to have begun in the middle Devonian epeirogeny.  At this time, uplift occurred from the northeast, creating a regional dip to the southwest in the Hunton Limestone and older formations; therefore, with associated faulting with these uplifts allowed these ancient structures to accumulate oil reserves.  The Wilzetta Fault occurred during this major uplift period and is a major fault system trending Northeast-Southwest and extending many miles both to the north and south of the NE Shawnee Field and is considered to be the west boundary fault to the field.  Specifically, the field appears to be trapping oil in several faulted anticlinal features with production being reflected in the Hunton Limestone, Viola Limestone, and the first Wilcox Sand.

The Quinlan #1 was originally open hole completed in the first Wilcox Sandstone from 4,778' to 4,782'.  The Simpson Dolomite from 4,742' to 4,750' and the Viola Limestone from 4,726' to 4,732' were tested several years later.  Later production from the Quinlan #1 was documented producing an oil cut from 8 - 15%, (i.e. 100 barrels of total volume = 8 to 15 barrels are oil) on a daily basis from the first Wilcox Sandstone (primary objective), Viola Limestone and Simpson Dolomite (second objective).  Finally, the Hunton Limestone formation was perforated and produced on a forty acre spacing pattern and was also perforated in the Quinlan #2.  Since November 2009 when the well was purchased by Nitro Petroleum Inc., the Quinlan #1 has produced 13,946 barrels of oil from the Hunton Limestone.

The Quinlan #2 was originally drilled to the base of the Simpson Dolomite formation and completed in the Hunton Limestone.  The Hunton Limestone was perforated from 4,594' to 4,604'.  In 1976, the well was deepened to the first Wilcox and perforated in the Viola Limestone from 4,720' to 4,733' and the Simpson Dolomite from 4,756' to 4,762'.  In February of 2011, the well was installed with a 70HP down-hole test submersible pump which was recently removed after a 90 day interval resulting in an average daily production rate of 13 barrels of oil with 1000 barrels of saltwater.  The test pump was removed from the wellbore on May 17, 2011 and re-equipped the following day with a permanent 120HP down-hole submersible pump .  Quinlan #2 has been totally re-equipped during 2012, and is currently producing 17 to 21 bbls per day.

The Quinlan #3 was tested in the Hunton Limestone and proved to be uneconomical due to a very low oil production rate with heavy water production.  Quinlan #3 has been totally re-equipped during 2012, and is currently producing 13 to17 bbls per day.

The Quinlan #4 was the last well to be drilled in the field with the goal of finding the Hunton Limestone productive.  Unfortunately, the down dip Hunton Limestone had incurred a facies change becoming heavily dolomitized with very low crystalline porosity.  The first Wilcox Sandstone was tested after logs indicated a productive interval with a contradicting sample evaluation.  Eventual testing results indicated fresh water had been injected into the zone from adjacent well without being reported to the proper authorities thus creating anonymous log inferences.  The well was completed as a salt water field disposal well in the first Wilcox Sandstone which subsequently improved the overall field economics.

Field records reported good oil shows and good production tests from the Viola Limestone and the Simpson Dolomite when tested.  These zones should contribute a significant amount of oil when fracture stimulated.  There do not appear to be any records of these objectives as having ever been treated.

Summary of Estimated Oil and Gas Reserves as of Fiscal-Year End

Due to our recent acquisition of our interest in the Quinlan Lease, we do not have any audited or independently verified figures for production or reserve reporting.  We currently own a 10% interest in the Quinlan Leases.

Operator

Wise Oil and Gas is the operator of the Quinlan Lease.  Wise Oil and Gas has been a fully licensed oil and gas operator since 1989 in the State of Oklahoma.  Wise Oil and Gas have owned and operated wells throughout the State of Oklahoma, and continue to do so, since 1989.  Wise Oil and Gas is the operator of our company’s working interest in the Quinlan project.  Larry Wise has extensive oil and gas operating experience.  Mr. Wise worked as a junior field engineer with Phillips 66 Petroleum Company 1977-1979.  From 1979-1982 he worked for Jerry Scott Company as completion superintendent overseeing 14 drilling rigs and over 300 producing properties; 1982-1988 with JOMC Oil Co; 1988-1993 with Texas United Petroleum and 1993-1999 with Pottawatomie County Energy serving as president, fund raiser and chief operating officer for all three companies.  From 1999 through to 2006 he operated Wise Oil and Gas Company, LLC and served as an independent engineering consultant responsible for all operations of Morris E. Stewart Oil Company, OKC, OK., Kirrie Oil Company, OKC, OK., HoCo, Inc. Oil Company, Wichita Falls, TX., and Buccaneer Energy Corporation, Tampa Bay, FL.

Acreage

The following table shows our gross and net acreage position on the Quinlan Lease as of January 31, 2013.  Please note that we hold a total of 5% turnkey working interest in the property.

Property	Gross Acreage (developed)	Net Acreage (developed)	Gross Acreage (undeveloped)	Net Acreage (undeveloped)

Quinlan Lease	120	12	80	8

Coleman County South – MontCrest Prospect

Effective March 29, 2012, our company acquired a 5% working interest, on a 70% net revenue interest, in a drilling program in Coleman County, Texas. The interest was acquired from MontCrest Energy, Inc. for total consideration of $115,000 (the “MontCrest Prospect”).

On February 28, 2013, our company entered into a Compromise, Settlement and Property Exchange Agreement with MontCrest Energy, Inc. and Black Strata, LLC.  Pursuant to the terms of the agreement, we transferred to MontCrest Energy, Inc. our 25% working interests in Wells 105, 106, 113 and 115 of the MontCrest Prospect, in consideration of a 100% interest in approximately 1,400 acres of the Coleman County South Lease (described below) held by Black Strata, LLC.

Coleman South Lease Project

On March 7, 2013, we announced that our company has completed a transaction that has resulted in the acquisition of a 100% working interest in the Coleman South oil and gas exploration land package in Coleman County, Texas.

The Coleman South Lease project covers an area of approximately 1,400 acres, four miles southwest of Novice, Texas, a prolific oil and gas producing area. The region is best known for containing numerous producing horizons that are stratigraphically and structurally used as trapping mechanisms for oil and gas deposits. Based on a previous geological review of the Coleman South leases, our company believes many of these formations remain under-exploited or untouched in key offset locations. Several potential high-priority exploration drill targets (vertical and horizontal) have previously been identified and will be considered for immediate follow-up. Primary target formations include, but are not limited to, the Ellenburger Dolomite (4,400 feet), the Gray Sandstone (3,800 feet), Gardner Sandstone (3,700 feet), and Jennings Sandstone (3,600 feet).

The Ellenburger Dolomite was formed in Ordovician age, which was later eroded resulting in several highly structured trapping mechanisms. Ellenburger wells are known for their high initial rate of production and potential quick payout. Very few wells have been drilled deep enough to penetrate the Ellenburger in this area. One previously proposed location is offsetting two historic Ellenburger producers that had difficulties upon completion. The Hrubetz Ellenburger field has produced over 1.4 million barrels of oil and 2,400,000 mcf of gas.

The Gray Sandstone is trending north-south across most of the Coleman South Lease. One historic well in section 10 produced 105,542 barrels of oil and 311,832 mcf of gas. This well is thought to have an ideal offset location to the north. Most Gray Sand wells are known to produce above 50,000 barrels of oil equivalent. The Templeton Field is located two miles to the east in sections 1, 2, 39, and 40. Most of the production from the Templeton Field has come from the Gray formation (along with the Gardner and Jennings). This field has produced 1,567,678 barrels of oil and 4,148,320 mcf of gas.

The Gardner Sandstone is the middle sand in the Strawn Series. One of the more famous Gardner fields is the Novice Field, located just two miles to the north. The Novice Field made 3,313,211 barrels of oil and 3,764,370 mcf of gas. Two and a half miles northeast is the Rough Creek Ranch Field which has made 131,639 barrels of oil and 1,266,103 mcf of gas from the Gardner and is still productive.

The Whitley Field is also located on our acreage block. It has produced 3,481,290 barrels of oil and 1,012,697 mcf of gas from mostly the Jennings Sandstone. It has several potential offset locations remaining. The Jones-Hill Field located one mile east, in section 16, has produced 200,657 barrels of oil and 11,051 mcf of gas to date from four Jennings wells. The CJC Field located in sections 5, 118, and 119 has produced 874,678 barrels of oil and 1,581,839 mcf of gas from 19 Jennings wells.

Acreage and Development

The Coleman South Lease Project consists of approximately 14,000 acres held by 11 leasors.  We hold a 100% working interest in the property and are actively seeking an operator to develop the lease. We have not entered into any arrangements regarding the development of the leases as at the date of this report.

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

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 12, 2006, our common stock was listed for quotation on the Over-the-Counter Bulletin Board under the symbol OVCR. Our stock did not begin trading until February 23, 2012. On August 12, 2008, we changed our name from "Oliver Creek Resources Inc." to "Independence Energy Corp.". The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 12, 2008 under the new stock symbol "IDNG".

The following table sets forth the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board

Quarter Ended	High		Low
January 31, 2013		$0.012		$0.003
October 31, 2012		$0.042		$0.0051
July 31, 2012		$4.83		$0.0275
April 30, 2012		$1.86	$	Nil
January 31, 2012 (1)	$	Nil	$	Nil
October 31, 2011 (1)	$	Nil	$	Nil
July 31, 2011 (1)	$	Nil	$	Nil
April 30, 2011 (1)	$	Nil	$	Nil

(1) Our stock was first quoted for trading on the OTC Bulletin Board on October 12, 2006, the first trade did not occur until February 23, 2012.

Record Holders

As of April 29, 2013, an aggregate of 121,804,155 shares of our common stock were issued and outstanding and there were approximately 32 holders of record of our common stock.

Our common shares are issued in registered form.  Holladay Stock Transfer, 2939 N 67th Pl # C, Scottsdale, AZ 85251-6015 (telephone number (480) 481-3940) is the registrar and transfer agent for our common shares.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2012 that were not otherwise disclosed in our registration statement on Form SB-2, quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2013.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2013.

Item 6. Selected Financial Data

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2013 and January 31, 2012 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 12 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

For the Year Ending January 31, 2013 and 2012

	Year Ended January 31,
	2013		2012

Revenue	$	Nil	$	Nil
Operating Expenses		$135,716		$51,417
Net Loss		$(135,716)		$(51,417)

Expenses

Our operating expenses for our years ended January 31, 2013 and 2012 are outlined in the table below:

	Year Ended January 31,
	2013	2012

Professional fees	$52,522	$23,077
Administrative expenses	$83,197	$28,340

Operating expenses for year ended January 31, 2013 increased  by $84,302 to as compared to the comparative period in 2012 primarily as a result of an increase in operating activity as compared to prior year.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	Year Ended January 31,
	2013	2012

Current Assets	$48,835	$39,460
Current Liabilities	$216,830	$166,721
Working Capital Deficit	$(167,995)	$(127,261)

Cash Flows

	Year Ended January 31,
	2013	2012

Cash Flows from (used in) Operating Activities	$(73,540)	$(71,808)
Cash Flows from (used in) Investing Activities	$(485,015)	(53,410)
Cash Flows from (used in) Financing Activities	$580,000	$138,697
Net Increase (decrease) in Cash During Period	$21,445	$13,479

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended January 31, 2013 were $135,719 compared with $51,417 for the year ended January 31, 2012.  The increase in operating expenses was due to an increase in overall operations resulting in more day-to-day costs, as well as professional fees for legal and accounting work relating to the issuance of common shares.

Net loss for the year ended January 31, 2013 was $135,719 and loss per share of $nil compared with net loss of $51,417 and loss per share of $nil for the year ended January 31, 2012.

Liquidity and Capital Resources

As at January 31, 2013, our company’s cash balance was $36,235 compared to $14,790 as at January 31, 2012 and its total assets were $587,260 compared with $92,870 as at January 31, 2012. The increase in cash was due to proceeds received of $580,000 from the issuance of common shares which were used for operating expenditures during the year.  The increase in total assets was attributed to additional costs incurred from the Company’s oil and gas properties.

As at January 31, 2013, our company had total liabilities of $216,830 compared with total liabilities of $166,721 as at January 31, 2012. The increase in total liabilities were attributed to an increase in outstanding accounts payable and accrued liabilities of $50,784 due to timing differences of amounts owing for operating activities.

As at January 31, 2013, our company had a working capital deficit of $167,995 compared with a working capital deficit of $127,261 as at January 31, 2012. The increase in working capital deficit was attributed to the fact that the Company incurred operating expenditures at a higher rate than amounts raised from financing activities.

Cash Flow from Operating Activities

During the year ended January 31, 2013, our company used $73,540 in cash from operating activities compared to the use of $71,808 of cash for operating activities during the year ended January 31, 2012. The increase in cash used for operating activities was attributed additional costs incurred with respect to the Company’s oil and gas properties as well as payment of day-to-day operating expenditures as the Company incurred more costs due to an increase in operating activity.

Cash Flow from Investing Activities

During the year ended January 31, 2013, our company used $485,015 cash for investing activities compared to cash used in investing activities of $53,410 during the year ended January 31, 2012. The majority of the cash used is due to our oil and gas properties.

Cash Flow from Financing Activities

During the year ended January 31, 2013, our company received $580,000 in cash in financing activities from the issuance of common shares compared to cash provided by financing activities of $138,697 for the year ended January 31, 2012 which was comprised of $156,697 from the issuance of loans payable offset by a net repayment of $18,000 to related parties.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended January 31, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Independence Energy Corp.
(An Exploration Stage Company)
January 31, 2013

PLS CPA, A Professional Corporation
t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Independence Energy Corp.

We have audited the accompanying balance sheets of Independence Energy Corp. (An Exploration Stage “Company”) as of January 31, 2013 and 2012 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended, and for the period from November 30, 2005 (inception) to January 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independence Energy Corp. as of January 31, 2013 and 2012, and the result of its operations and its cash flows for the years then ended and for the period from November 30, 2005 (inception) to January 31, 2013 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
PLS CPA, A Professional Corporation

May 16, 2013
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Balance Sheets
(expressed in U.S. dollars)

	January 31, 2013	January 31, 2012
	$	$
ASSETS

Current Assets
Cash	36,235	14,790
Amounts receivable	–	1,607
Prepaid expenses and deposits	12,600	23,063

Total Current Assets	48,835	39,460

Oil & gas properties	538,425	53,410

Total Assets	587,260	92,870
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	60,133	9,349
Due to a related party	–	675
Loans payable	156,697	156,697

Total Liabilities	216,830	166,721

Stockholders’ Equity (Deficit)

Preferred Stock
Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 375,000,000 common shares, with a par value of $0.001 per share
Issued and outstanding: 121,804,155 and 121,000,000 common shares, respectively	121,804	120,000
Additional paid-in capital	518,196	(60,000)
Deficit accumulated during the development stage	(269,570)	(133,851)

Total Stockholders’ Equity (Deficit)	370,430	(73,851)

Total Liabilities and Stockholders’ Equity (Deficit)	587,260	92,870

(The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Statements of Operations
(expressed in U.S. dollars)

	Year Ended January 31, 2013	Year Ended January 31, 2012	Accumulated from November 30, 2005 (date of inception) to January 31, 2013
	$	$	$

Revenue	–	–	–

Operating Expenses
General and administrative	83,197	23,077	159,092
Professional fees	52,522	28,340	110,478

Total Operating Expenses	135,719	51,417	269,570

Net Loss for the Period	(135,719)	(51,417)	(269,570)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	121,490,584	120,000,000

(The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(expressed in U.S. dollars)

	Year Ended January 31, 2013	Year Ended January 31, 2012	Accumulated from November 30, 2005 (date of inception) to January 31, 2013
	$	$	$
Operating Activities
Net loss	(135,719)	(51,417)	(269,570)
Changes in operating assets and liabilities:
Amounts receivables	1,607	(1,607)	–
Prepaid expense and deposits	10,463	(23,063)	(12,600)
Accounts payable and accrued liabilities	50,784	4,029	60,133
Due to related parties	(675)	250	–

Net Cash Used in Operating Activities	(73,540)	(71,808)	(222,037)

Investing Activities
Oil and gas property expenditures	(485,015)	(53,410)	(538,425)

Net Cash Used in Investing Activities	–	(53,410)	(538,425)

Financing activities
Proceeds from the issuance of common stock	580,000	–	640,000
Proceeds from loans payable	–	156,697	156,697
Proceeds from loans payable to director	–	15,000	33,000
Repayment of loans payable to director	–	(33,000)	(33,000)

Net Cash Provided by Financing Activities	580,000	138,697	796,697

Increase in Cash	21,445	13,479	36,235

Cash, Beginning of Period	14,790	1,311	–

Cash, End of Period	36,235	14,790	36,235

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Statements of Stockholders’ Equity (Deficit)
(expressed in U.S. dollars)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-In Capital	Deficit	Total
	#	$	$	$	$

Balance – November 30, 2005 (date of inception)	–	–	–	–	–

Issuance of shares for cash	60,000,000	60,000	(50,000)	–	10,000

Net loss for the period	–	–	–	(8)	(8)
	–	–
Balance – January 31, 2006	60,000,000	60,000	(50,000)	(8)	9,992

Issuance of shares for cash	60,000,000	60,000	(10,000)	–	50,000

Net loss for the year	–	–	–	(14,302)	(14,302)

Balance – January 31, 2007	120,000,000	120,000	(60,000)	(14,310)	45,690

Net loss for the year	–	–	–	(16,032)	(16,032)

Balance – January 31, 2008	120,000,000	120,000	(60,000)	(30,342)	29,658

Net loss for the year	–	–	–	(24,790)	(24,790)

Balance – January 31, 2009	120,000,000	120,000	(60,000)	(55,132)	4,868

Net loss for the year	–	–	–	(13,583)	(13,583)

Balance – January 31, 2010	120,000,000	120,000	(60,000)	(68,715)	(8,715)

Net loss for the year	–	–	–	(13,719)	(13,719)

Balance – January 31, 2011	120,000,000	120,000	(60,000)	(82,434)	(22,434)

Net loss for the year	–	–	–	(51,417)	(51,417)

Balance – January 31, 2012	120,000,000	120,000	(60,000)	(133,851)	(73,851)

Issuance of shares for cash	1,804,155	1,804	578,196	–	580,000

Net loss for the year	–	–	–	(135,719)	(135,719)
	–	–

Balance – January 31, 2013	121,804,155	121,804	518,196	(269,570)	370,430

(The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Independence Energy Corp. (the "Company") was incorporated in the State of Nevada on November 30, 2005.  The Company was organized to explore natural resource properties in the United States.  The Company is an exploration stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of January 31, 2013, the Company had a working capital deficit of $167,995 and an accumulated deficit of $269,570. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is January 31.

b) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation and impairment of oil and gas properties, asset retirement obligations, fair value of share-based payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c) Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of January 31, 2013 and 2012, the Company did not have any potentially dilutive shares.

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)

2 Summary of Significant Accounting Policies (continued)

d) Income Taxes

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

f) Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, and amounts due to related parties.  Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3. Oil and Gas Properties

a)
On  December  15,  2011,  the Company acquired a 2.5%  interest in four wells in the Quinlan Lease (“Quinlan”) from  Wise Oil and Gas LLC (“Wise”),  with the  option to  increase  the interest to 10%. On December 23, 2011, the Company acquired an additional 2.5% interest in Quinlan. Quinlan is located in Pottawatomie County, Oklahoma. On March 1, 2012, the Company acquired an additional 5% interest in Quinlan in exchange for $78,080, bringing the Company’s total interest to 10%.

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

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)

4. Related Party Transactions

a)	As at January 31, 2013, the Company owes $nil (2012 - $675) to a company controlled by officers and directors of the Company. The amounts owing are unsecured, non-interest bearing and due on demand.

b)
During the year ended January 31, 2013, the Company incurred $36,000 (2012 - $10,000) to the President and CEO of the Company for management services.  As of January 31, 2013, the Company had $10,500 (2012 - $nil) in prepaid expense for management fees paid to the President and CEO of the Company.

c)	During the year ended January 31, 2013, the Company incurred rent expenses of $nil (2012 - $1,500) to the former President and CEO of the Company

5. Loan Payable

As of January 31, 2013, the Company had loan payable of $156,697 (2012 - $156,697) owing to an unrelated third party. The amount owing is non-interest bearing, unsecured and due on demand.

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

e)
On June 22, 2012, the Company and its Board of Directors authorized an increase in its authorized capital from 75,000,000 common shares to 375,000,000 common shares and effected a 5-for-1 forward split of its issued and outstanding share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for five post-split shares of common stock.  The effect of the forward split increased the number of issued and outstanding common shares from 24,360,831 common shares to 121,804,155 common shares, and the forward split has been applied retroactively to the Company’s inception date.

7. Income Taxes

The Company has $269,570 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at January 31, 2013, the Company had no uncertain tax positions.

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)

7. Income Taxes (continued)

	January 31, 2013	January 31, 2012
	$	$

Net loss before taxes	(135,719)	(51,417)
Statutory rate	34%	34%

Computed expected tax recovery	(46,144)	(17,482)
Valuation allowance	46,144	17,482

Income tax provision	–	–

As at January 31, 2013, the Company has non-capital losses carried forward of $269,570, which are available to offset deferred years’ taxable income. These losses expire as follows:

$

2026	8
2027	14,302
2028	16,032
2029	24,790
2030	13,583
2031	13,719
2032	51,417
2033	135,719

269,570

8. Subsequent Events

(a)
On February 28, 2013, the Company entered into a Compromise, Settlement and Property Exchange Agreement with MontCrest Energy, Inc. and Black Strata, LLC. Pursuant to the terms of the agreement, the Company transferred to MontCrest Energy, Inc. 25% working interests in Wells 105, 106, 113 and 115 of the Coleman County South Lease(s) located in Coleman County, Texas, in consideration of a 100% interest in approximately 1,400 acres of the Coleman County South Lease held by Black Strata, LLC.

(b)
On April 5, 2013, we entered into a private placement subscription agreement with Europa Capital AG pursuant to which we issued to Europa Capital AG a convertible debenture in the aggregate amount of $46,000.  The convertible debenture carries interest at the rate of 6% per annum and may be converted into shares of our common stock at the rate of $0.01 per share.  There shall be a minimum interest charge of $8,280. Interest and principal are payable on the 3 year anniversary of the debenture, provided that any unconverted portions may be pre-paid at our discretion.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of January 31, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2013, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of January 31, 2013, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that our company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at January 31, 2013, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of January 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once our company is engaged in a business of merit and has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	We will attempt to increase the amount of members on Our board of directors and nominate an audit committee or a financial expert in the next fiscal year, 2013- 2014.

2.	We will appoint additional personnel to assist with the preparation of our company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Gregory Rotelli	President, Chief Executive Officer, Chief Financial, Treasurer, Secretary and Director	53	November 30, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mr. Gregory Rotelli – President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

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

From July 2009 to July 2010, Mr. Rotelli was the president of Toro Ventures Inc., an oil and gas explorations company.  His responsibility as president of our company included managing the day to day operations of the company.

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

Since May 2011, Mr. Rotelli has been the president of Rostock Ventures Corporation, a resource exploration and production company engaged in the exploration, acquisition and development of mineral properties in the United States and traded on the OTC Bulletin Board.  His responsibility as president of the company includes managing the day to day operations of the company.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-K filed on May 15, 2012. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Independence Energy Corp., 3020 Old Ranch Parkway, Suite 300, Seal Beach, CA, 90740.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended January 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended January 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended January 31, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2013 and 2012; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total($)

Gregory Rotelli (1)	2013	36,000	Nil	Nil	Nil	Nil	Nil	Nil	36,000
President, CEO, CFO, Treasurer, Secretary, and Director	2012	5,000	5,000	Nil	Nil	Nil	Nil	Nil	10,000

Bruce Thompson (2)	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President, CEO, CFO, Treasurer, Secretary, and Director	2012	Nil	5,000	Nil	Nil	Nil	Nil	Nil	10,000

1.  Mr. Gregory Rotelli has been a director of our company since November 30, 2011. He was appointed as chief executive officer, chief financial officer, treasurer, secretary of our company on February 22, 2012.
2.  Mr. Bruce Thompson resigned as president, chief executive officer, chief financial officer, treasurer, secretary and director on February 22, 2012. During his time as officer of our company, Mr. Thompson received no compensation.

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

Stock Options/SAR Grants

During our fiscal year ended January 31, 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2013.

Option Exercises

During our fiscal year ended January 31, 2013 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 29, 2013, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock, as well as by each of our current directors and executive officers as a group.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

		Amount and
		Nature of
Name and Address of	Title of	Beneficial	Percent of
Beneficial Owner	Class	Ownership (#)	Class (1) (%)

Gregory Rotelli (2)	Common	60,000,000	41.15%
3020 Old Ranch Parkway, Suite 300
Seal Beach, CA 90740

All Officers and Directors as a Group (1 Person)	Common	60,000,000	41.15%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 29, 2013. As of April 29, 2013, there were 121,804,155 shares of our company’s common stock issued and outstanding.

(2)
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accountant Fees and Services

	Year Ended
	January 31, 2013		January 31, 2012

Audit Fees		$12,000		$10,000
Audit Related Fees	$	Nil		$500
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$12,000		$10,500

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

PART IV

Item 15. Exhibits

(a) Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of Exhibit

(3)	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.02	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.03	Certificate of Amendment filed on July 23, 2008 (incorporated by reference to our Current Report on Form 8-K filed on August 14, 2008)

3.04	Certificate of Change filed on July 23, 2008 (incorporated by reference to our Current Report on Form 8-K filed on August 14, 2008)

3.05	Certificate of Change filed on June 14, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 16, 2012)

(10)	Material Contracts

10.1	Share Purchase agreement between Gregory Rotelli and Bruce Thomson dated January 24, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2012)

10.2	Form of Financing Agreement dated May 24, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 24, 2012)

10.3	Purchase Agreement and Bill of Sale dated May 29, 2012 between our company and MontCrest Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2012)

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

10.6
Compromise, Settlement and Property Exchange Agreement dated February 25, 2013 between our company and MontCrest Energy, Inc. and Black Strata, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2013)

10.7	Form of Convertible Debenture dated for reference April 5,2012 issued to Europa Capital AG (incorporated by reference to our Current Report on Form 8-K filed on April 9, 2013)

(14)*	Code of Ethics

14.1	Code of Ethics

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101	Interactive Data File

101**	Interactive Data File (Form 10-K for the year ended January 31, 2013 furnished in XBRL).
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

INDEPENDENCE ENERGY, CORP.
(Registrant)

Dated: May 16, 2013	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INDEPENDENCE ENERGY, CORP.
(Registrant)

Dated: May 16, 2013	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)