Form 10-Q
period 2013-04-30
Independence Energy Corp.
filed 2013-06-13
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 2013

                                       or

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

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

121,804,155 common shares issued and outstanding as of June 13, 2013.

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

Independence Energy Corp.
(An Exploration Stage Company)
April 30, 2013

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

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Balance Sheets
(expressed in U.S. dollars)

                                                                                        April 30,         January 31,
                                                                                          2013               2013
                                                                                        --------           --------
                                                                                            $                  $
ASSETS

Current Assets
  Cash                                                                                    39,186             36,235
  Prepaid expenses and deposits                                                           16,463             12,600
                                                                                        --------           --------
Total Current Assets                                                                      55,649             48,835

Oil & gas properties                                                                     537,038            538,425
                                                                                        --------           --------

Total Assets                                                                             592,687            587,260
                                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities                                                75,713             60,133
  Loans payable                                                                          156,697            156,697
                                                                                        --------           --------
Total Current Liabilities                                                                232,410            216,830
                                                                                        --------           --------

Convertible debenture, net of unamortized discount of $4,491                              41,509                 --
                                                                                        --------           --------

Total Liabilities                                                                        273,919            216,830
                                                                                        --------           --------
Stockholders' Equity
  Preferred Stock
    Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share
    Issued and outstanding: nil preferred shares                                              --                 --
  Common Stock
   Authorized: 375,000,000 common shares, with a par value of $0.001 per share
   Issued and outstanding: 121,804,155 common shares                                     121,804            121,804
  Additional paid-in capital                                                             522,796            518,196
  Deficit accumulated during the development stage                                      (325,832)          (269,570)
                                                                                        --------           --------
Total Stockholders' Equity                                                               318,768            370,430
                                                                                        --------           --------

Total Liabilities and Stockholders' Equity                                               592,687            587,260
                                                                                        ========           ========


   (The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Statements of Operations
(expressed in U.S. dollars)

                                                                                           Accumulated from
                                               Three Months           Three Months         November 30, 2005
                                                  Ended                  Ended          (date of inception) to
                                                 April 30,              April 30,              April 30,
                                                   2013                   2012                   2013
                                               ------------           ------------           ------------
                                                    $                      $                      $
Revenue                                                  --                     --                     --

Operating Expenses
  General and administrative                         37,172                 14,909                196,264
  Professional fees                                  18,175                 17,500                129,263
                                               ------------           ------------           ------------
Total Operating Expenses                             55,957                 32,409                325,527
                                               ------------           ------------           ------------

Net Loss for the Period                             (55,957)               (32,409)              (325,527)

Other Expense
  Accretion and interest expense                       (305)                    --                   (305)
                                               ------------           ------------           ------------

Net Loss                                            (56,262)               (32,409)              (325,832)
                                               ============           ============           ============

Net Loss Per Share, Basic and Diluted                    --                     --
                                               ============           ============

Weighted Average Shares Outstanding             121,804,155            120,712,960
                                               ============           ============


   (The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(expressed in U.S. dollars)

                                                                                                  Accumulated from
                                                             Three Months       Three Months      November 30, 2005
                                                                Ended              Ended       (date of inception) to
                                                               April 30,          April 30,           April 30,
                                                                 2013               2012                2013
                                                               --------           --------            --------
                                                                   $                  $                   $
Operating Activities
  Net loss                                                      (56,262)           (32,409)           (325,832)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization of discount on convertible debenture              109                 --                 109
  Changes in operating assets and liabilities:
     Amounts receivable                                              --             (1,473)                 --
     Prepaid expense and deposits                                (3,863)            12,475             (16,463)
     Accounts payable and accrued liabilities                    15,580             (6,221)             75,713
     Due to a related party                                          --               (675)                 --
                                                               --------           --------            --------
Net Cash Used in Operating Activities                           (44,436)           (28,303)           (266,473)
                                                               --------           --------            --------
Investing Activities
  Oil and gas property expenditures                               1,387           (202,156)           (537,038)
                                                               --------           --------            --------
Net Cash Provided by (Used in) Investing Activities               1,387           (202,156)           (537,038)
                                                               --------           --------            --------
Financing activities
  Proceeds from issuance of common stock                             --            255,000             640,000
  Proceeds from issuance of convertible debenture                46,000                 --              46,000
  Proceeds from loans payable                                        --                 --             156,697
  Proceeds from loans payable to director                            --                 --              33,000
  Repayment of loans payable to director                             --                 --             (33,000)
                                                               --------           --------            --------
Net Cash Provided by Financing Activities                        46,000            255,000             842,697
                                                               --------           --------            --------

Increase in Cash                                                  2,951             24,541              39,186

Cash, Beginning of Period                                        36,235             14,790                  --
                                                               --------           --------            --------

Cash, End of Period                                              39,186             39,331              39,186
                                                               ========           ========            ========
Non-cash investing and financing activities:
  Beneficial conversion feature of convertible debenture          4,600                 --               4,600
                                                               ========           ========            ========
Supplemental Disclosures
  Interest paid                                                      --                 --                  --
  Income tax paid                                                    --                 --                  --
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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of April 30, 2013, the Company had a working capital deficit of $176,761 and an accumulated deficit of $325,832. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)   Interim Financial Statements

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

d)   Basic and Diluted Net Loss Per Share

     The Company computes net loss per share in accordance with ASC 260, EARNINGS PER SHARE, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of April 30, 2013 and 2012, the Company had 4,600,000 (2012 - nil) potentially dilutive shares.

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

     The Company's financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

b) On March 29, 2012, the Company acquired a 5% interest in a 70% net revenue interest of properties in Coleman County, Texas for $115,000. On June 28, 2012, the Company amended the original agreement to acquire a 7% interest in a 75% net revenue interest in the properties for an additional payment of $47,000, and replaced the terms of the original agreement. Refer to Note 3(e).

c) On May 29, 2012, the Company acquired a 2.5% interest in a 70% net revenue interest in two oil and gas wells and approximately 20 acres of land surrounding the area in Coleman County, Texas for $82,500. Refer to Note 3(e).

d) On June 8, 2012, the Company acquired a 12.5% interest, with an option to acquire an additional 12.5% interest, for $90,785. The properties comprise an area of 2,421 acres in Coleman County, Texas. Refer to Note 3(e).

e) On February 28, 2013, the Company entered into a Compromise, Settlement and Property Exchange Agreement with MontCrest Energy, Inc. and Black Strata, LLC. Pursuant to the terms of the agreement, the Company transferred its working interests in Coleman County with a book value of $335,285, in consideration of a 100% interest in approximately 1,400 acres of the Coleman County South Lease held by Black Strata, LLC.

4. CONVERTIBLE DEBENTURES

On April 5, 2013, the Company entered into a convertible promissory note agreement for $46,000. Pursuant to the agreement, the loan is unsecured, bears interest at 6% per annum, and is due on April 5, 2016. The note is convertible into common shares at a conversion price of $0.01 at the option of the note holder, commencing on April 5, 2013. As at April 30, 2013, accrued interest of $196 (2012 - $nil) has been recorded in accounts payable and accrued liabilities.

In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $4,600 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $46,000. For the three months ended April 30, 2013, $109 (2012 - $nil) had been accreted, increasing the carrying value to $41,509 (January 31, 2013 - $nil).

5. LOAN PAYABLE

As of April 30, 2013, the Company had loan payable of $156,697 (January 31, 2013
- $156,697) owing to an unrelated third party. The amount owing is non-interest bearing, unsecured and due on demand.

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)

6. RELATED PARTY TRANSACTIONS

During the period ended April 30, 2013, the Company incurred $22,500 (2012 - $7,500) to the President and CEO of the Company for management services. As of April 30, 2013, the Company had $12,000 (January 31, 2013 - $10,500) in prepaid expense for management fees paid to the President and CEO of the Company.

7. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after April 30, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

WORKING CAPITAL

                                                   April 30,        January 31,
                                                     2013              2013
                                                   --------          --------
                                                      $                 $
Current Assets                                       55,649            48,835
Current Liabilities                                 232,410           216,830
Working Capital (Deficit)                          (176,761)         (167,995)


CASH FLOWS

                                                  Three months     Three months
                                                     ended            ended
                                                   April 30,         April 30,
                                                     2013              2013
                                                   --------          --------
                                                      $                 $
Cash Flows from (used in) Operating Activities      (44,436)          (28,303)
Cash Flows from (used in) Investing Activities        1,387          (202,156)
Cash Flows from (used in) Financing Activities       46,000           255,000
Net Increase (decrease) in Cash During Period         2,951            24,541

OPERATING REVENUES

     For the period from November 30, 2005 (date of inception) to April 30, 2013, our company did not earn any operating revenues.

OPERATING EXPENSES AND NET LOSS

     Operating expenses for the three months ended April 30, 2013 was $55,957 compared with $32,409 for the three months ended April 30, 2012. The increase of $23,548 was due to an increase of $14,562 in general and administrative costs relating to $12,000 bonus to management, and an overall increase in day-to-day expenditures as well as an increase of $1,286 in professional fees from legal services relating to our company's new financing and exchange of assets.

     For the three months ended April 30, 2013, our company incurred a net loss of $56,262 or $nil per share compared with $32,409 or $nil per share for the three months ended April 30, 2012. In addition to operating expenses, our company incurred accretion and interest expense of $305 relating to the $46,000 convertible note debenture which is unsecured, bears interest at 6% per interest, and due on April 5, 2016. The note is convertible into common shares of our company at a rate of $0.01 per share, at the option of the note holder.

LIQUIDITY AND CAPITAL RESOURCES

     As at April 30, 2013, our company had cash of $39,186 compared with $36,235 at January 31, 2013. The increase in cash was attributed to the fact that our company obtained additional financing of $46,000 from the issuance of a convertible debenture.

     Our company had total assets at April 30, 2013 of $592,687 compared with $587,260 at January 31, 2012. Overall, cash increased by $2,951 and prepaid expenses and deposits increased by $3,863 offset by a decrease in oil and gas properties of $1,388.

     At April 30, 2013, our company had total liabilities of $273,919 compared with $216,830 at January 31, 2013. The increase in total liabilities was attributed to an increase in accounts payable and accrued liabilities of $15,580, and $41,509 for the net liability of the $46,000 convertible debenture net of an unamortized discount of $4,491.

     During the period ended April 30, 2013, our company did not have any equity or capital transactions.

CASHFLOW FROM OPERATING ACTIVITIES

     During the three months ended April 30, 2013, our company used cash of $44,436 for operating activities compared with $28,303 during the three months ended April 30, 2012. The increase in cash used for operating activities was attributed to proceeds received from the convertible debenture which was used to repay outstanding obligations incurred in day-to-day operations of our company.

CASHFLOW FROM INVESTING ACTIVITIES

     During the three months ended April 30, 2013, our Company was provided cash of $1,387 for oil and gas expenditures compared with the use of $202,156 during the three months ended April 30, 2012 for the acquisition of oil and gas properties.

CASHFLOW FROM FINANCING ACTIVITIES

     During the three months ended April 30, 2013, our company received $46,000 in financing from the issuance of a convertible debenture which is unsecured, bears interest at 6% per annum, and due on April 5, 2016. Conversely, our company received $255,000 during the period ended April 30, 2012 from the issuance of common shares.

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

101      INTERACTIVE DATA FILE

101** Interactive Data File (Form 10-Q for the period ended April 30, 2013 furnished in XBRL).
         101.INS XBRL Instance Document
         101.SCH XBRL Taxonomy Extension Schema Document
         101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
         101.DEF XBRL Taxonomy Extension Definition Linkbase Document
         101.LAB XBRL Taxonomy Extension Label Linkbase Document
         101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

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

                               INDEPENDENCE ENERGY, CORP.
                                    (Registrant)


Dated: June 13, 2013           /s/ Gregory Rotelli
                               -------------------------------------------------
                               Gregory Rotelli
                               Chief Executive Officer, Chief Financial Officer,
                               Secretary, Treasurer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)