Form 10-Q
period 2013-07-31
Independence Energy Corp.
filed 2013-09-16
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 31, 2013

                                       or

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

121,804,155 common shares issued and outstanding as of September 12, 2013.

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

Independence Energy Corp.
(An Exploration Stage Company)
July 31, 2013

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

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Balance Sheets
(expressed in U.S. dollars)

                                                                                       July 31,            January 31,
                                                                                         2013                 2013
                                                                                      ----------           ----------
                                                                                          $                    $
ASSETS

Current Assets
  Cash                                                                                    45,713               36,235
  Prepaid expenses and deposits                                                           10,473               12,600
                                                                                      ----------           ----------
Total Current Assets                                                                      56,186               48,835

Oil & gas properties                                                                     558,242              538,425
                                                                                      ----------           ----------

Total Assets                                                                             614,428              587,260
                                                                                      ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities                                                80,772               60,133
  Convertible debenture                                                                   57,000                   --
  Loans payable                                                                          156,697              156,697
                                                                                      ----------           ----------
Total Current Liabilities                                                                294,469              216,830

Convertible debenture, net of unamortized discount of $4,104                              41,896                   --
                                                                                      ----------           ----------

Total Liabilities                                                                        336,365              216,830
                                                                                      ----------           ----------
Stockholders' Equity
  Preferred Stock
    Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share
    Issued and outstanding: nil preferred shares                                              --                   --
  Common Stock
    Authorized: 375,000,000 common shares, with a par value of $0.001 per share
   Issued and outstanding: 121,804,155 common shares                                     121,804              121,804
  Additional paid-in capital                                                             522,796              518,196
  Deficit accumulated during the exploration stage                                      (366,537)            (269,570)
                                                                                      ----------           ----------
Total Stockholders' Equity                                                               278,063              370,430
                                                                                      ----------           ----------

Total Liabilities and Stockholders' Equity                                               614,428              587,260
                                                                                      ==========           ==========


   (The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Statements of Operations
(expressed in U.S. dollars)

                                                                                                          Accumulated from
                                                                                                          November 30, 2005
                                        Three Months     Three Months      Six Months       Six Months        (date of
                                           Ended            Ended            Ended            Ended         inception) to
                                          July 31,         July 31,         July 31,         July 31,         July 31,
                                            2013             2012             2013             2012             2013
                                        ------------     ------------     ------------     ------------     ------------
                                             $                $                $                $                $
Revenue                                           --               --               --               --               --

Operating Expenses
  General and administrative                  25,681           35,285           62,853           50,193          221,945
  Professional fees                           13,741           20,723           32,526           38,223          143,004
                                        ------------     ------------     ------------     ------------     ------------
Total Operating Expenses                      39,422           56,008           95,379           88,416          364,949
                                        ------------     ------------     ------------     ------------     ------------

Net Loss for the Period                      (39,422)         (56,008)         (95,379)         (88,416)        (364,949)

Other Expense
  Accretion and interest expense              (1,283)              --           (1,588)              --           (1,588)
                                        ------------     ------------     ------------     ------------     ------------

Net Loss                                     (40,705)         (56,008)         (96,967)         (88,416)        (366,537)
                                        ============     ============     ============     ============     ============

Net Loss Per Share, Basic and Diluted             --               --               --               --
                                        ============     ============     ============     ============

Weighted Average Shares Outstanding      121,804,155      121,365,534      121,804,155      121,104,356
                                        ============     ============     ============     ============


   (The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(expressed in U.S. dollars)

                                                                                                     Accumulated from
                                                                                                     November 30, 2005
                                                              Six Months           Six Months            (date of
                                                                Ended                Ended             inception) to
                                                               July 31,             July 31,             July 31,
                                                                 2013                 2012                 2013
                                                              ----------           ----------           ----------
Operating Activities
  Net loss                                                       (96,967)             (88,416)            (366,537)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization of discount on convertible debenture               496                   --                  496
  Changes in operating assets and liabilities:
     Amounts receivable                                               --                1,607                   --
     Prepaid expense and deposits                                  2,127                9,100              (10,473)
     Accounts payable and accrued liabilities                        822                7,315               60,955
     Due to a related party                                           --                 (675)                  --
                                                              ----------           ----------           ----------
Net Cash Used in Operating Activities                            (93,522)             (71,069)            (315,559)
                                                              ----------           ----------           ----------
Investing Activities
  Oil and gas property expenditures                                   --             (438,077)            (538,425)
                                                              ----------           ----------           ----------
Net Cash Used in Investing Activities                                 --             (438,077)            (538,425)
                                                              ----------           ----------           ----------
Financing activities
  Proceeds from issuance of common stock                              --              580,000              640,000
  Proceeds from issuance of convertible debenture                103,000                   --              103,000
  Proceeds from loans payable                                         --                   --              156,697
  Proceeds from loans payable to director                             --                   --               33,000
  Repayment of loans payable to director                              --                   --              (33,000)
                                                              ----------           ----------           ----------
Net Cash Provided by Financing Activities                        103,000              580,000              899,697
                                                              ----------           ----------           ----------

Increase in Cash                                                   9,478               70,854               45,713

Cash, Beginning of Period                                         36,235               14,790                   --
                                                              ----------           ----------           ----------

Cash, End of Period                                               45,713               85,644               45,713
                                                              ==========           ==========           ==========
Non-cash investing and financing activities:
  Beneficial conversion feature of convertible debenture           4,600                   --                4,600
                                                              ==========           ==========           ==========
Supplemental Disclosures
  Interest paid                                                       --                   --                   --
  Income tax paid                                                     --                   --                   --
                                                              ==========           ==========           ==========


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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of July 31, 2013, the Company had a working capital deficit of $238,283 and an accumulated deficit of $366,537. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)   Basic and Diluted Net Loss Per Share

     The Company computes net loss per share in accordance with ASC 260, EARNINGS PER SHARE, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of July 31, 2013 and January 31, 2013, the Company had 4,600,000 (2012 - nil) potentially dilutive shares.

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

4. CONVERTIBLE DEBENTURES

a) On April 5, 2013, the Company entered into a convertible promissory note agreement for $46,000. Pursuant to the agreement, the loan is unsecured, bears interest at 6% per annum, and is due on April 5, 2016. The note is convertible into common shares of the Company at any time at a conversion price of $0.01 at the option of the note holder. As at July 31, 2013, accrued interest of $892 (2012 - $nil) has been recorded in accounts payable and accrued liabilities.

     In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $4,600 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $46,000. For the six months ended July 31, 2013, $496 (2012 - $nil) had been accreted, increasing the carrying value to $41,896 (January 31, 2013 - $nil).

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)

4. CONVERTIBLE DEBENTURES (continued)

b) On July 15, 2013, the Company issued a $57,000 convertible note which is unsecured, bears interest at 8% per annum and due on April 17, 2014. The note is convertible into shares of common stock 180 days after the date of issuance (January 11, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at July 31, 2013, accrued interest of $200 (2012 - $nil) has been recorded in accounts payable and accrued liabilities.

5. LOAN PAYABLE

As of July 31, 2013, the Company had loan payable of $156,697  (January 31, 2013
- $156,697) owing to an unrelated third party. The amount owing is non-interest bearing, unsecured and due on demand.

6. RELATED PARTY TRANSACTIONS

During the period ended July 31, 2013, the Company incurred $34,500 (2012 - $15,000) to the President and CEO of the Company for management services. As of July 31, 2013, the Company had $6,000 (January 31, 2013 - $10,500) in prepaid expense for management fees paid to the President and CEO of the Company.

7. SUBSEQUENT EVENTS

On September 1, 2013, the Company entered into a consulting agreement with the CEO of the Company and agreed to pay $7,500 per month for a period of two years.

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

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

WORKING CAPITAL

                                                  July 31,          January 31,
                                                    2013               2013
                                                 ----------         ----------
                                                     $                  $
Current Assets                                       56,186             48,835
Current Liabilities                                 294,469            216,830
Working Capital (Deficit)                          (238,283)          (167,995)

CASH FLOWS

                                                 Six months         Six months
                                                   ended              ended
                                                  July 31,           July 31,
                                                    2013               2012
                                                 ----------         ----------
                                                     $                  $
Cash Flows from (used in) Operating Activities   $  (93,522)        $  (71,069)
Cash Flows from (used in) Investing Activities           --           (438,077)
Cash Flows from (used in) Financing Activities      103,000            580,000
Net Increase (decrease) in Cash During Period         9,478             70,854

OPERATING REVENUES

For the period from November 30, 2005 (date of inception) to July 31, 2013, our company did not earn any operating revenues.

OPERATING EXPENSES AND NET LOSS

Operating expenses for the six months ended July 31, 2013 were $95,379 compared with $88,416 for the six months ended July 31, 2012. The increase of $6,963 was due to an increase of $12,660 in general and administrative costs relating to $12,000 bonus to management, and an overall increase in day-to-day expenditures, offset by a decrease of $5,697 in professional fees.

Operating expenses for the three months ended July 31, 2013 were $39,422 compared with $56,008 for the three months ended July 31, 2012. The decrease of $16,586 during 2013 resulted from an incidental decrease in operating activity during the three months ended July 31, 2013, marked by a corresponding reduction in professional fees and general and administrative expense.

For the three months ended July 31, 2013, our company incurred a net loss of $40,705 or $nil per share compared with $56,008 or $nil per share for the three months ended July 31, 2012. For the six months ended July 31, 2013, our company incurred a net loss of $96,967 or $nil per share compared with $88,416 or $nil per share for the six months ended July 31, 2012. In addition to operating expenses, our company incurred accretion and interest expense of $1,588 during the three and six months ended July 31, 2013 relating to the $46,000 convertible note debenture which is unsecured, bears interest at 6% per annum, and due on April 5, 2016 and the $57,000 convertible note debenture, which is unsecured, bears interest at 8% per annum, and due on April 17, 2014. The $46,000 note is convertible into common shares of our company at a rate of $0.01 per share, at the option of the note holder at any time. The $57,000 note is convertible into shares of common stock 180 days after the date of issuance (January 11, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of our company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to our company.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2013, our company had cash of $45,713 compared with $36,235 at January 31, 2013. The increase in cash was attributed to the fact that our company obtained additional financing of $103,000 from the issuance of convertible debentures, net costs paid for the general expenditures incurred by our company for our operations.

Our company had total assets at July 31, 2013 of $614,428 compared with $587,260 at January 31, 2012. Overall, cash increased by $9,478 and oil and gas properties increased by $19,817, offset by a decrease in prepaid expenses and deposits of $2,127.

At July 31, 2013, our company had total liabilities of 336,365 compared with $216,830 at January 31, 2013. The increase in total liabilities was attributed to an increase in accounts payable and accrued liabilities of $20,639, and $98,896 for the net liability of the convertible debenture net of unamortized discount of $4,104.

During the period ended July 31, 2013, our company did not have any equity or capital transactions.

CASHFLOW FROM OPERATING ACTIVITIES

During the six months ended July 31, 2013, our company used cash of $93,522 for operating activities compared with $71,069 during the six months ended July 31, 2012. The increase in cash used for operating activities was attributed to proceeds received from the convertible debentures which were used to repay outstanding obligations incurred in day-to-day operations of our company.

CASHFLOW FROM INVESTING ACTIVITIES

During the six months ended July 31, 2013, our company did not have any investing activities compared with the use of $438,077 during the six months ended July 31, 2012 for the acquisition of oil and gas properties.

CASHFLOW FROM FINANCING ACTIVITIES

During the six months ended July 31, 2013, our company received $46,000 in financing from the issuance of a convertible debenture which is unsecured, bears interest at 6% per annum, and due on April 5, 2016 and $57,000 from the issuance of a convertible debenture which is unsecured, bears interest at 8% per annum, and due on April 17, 2014. Conversely, our company received $580,000 during the period ended July 31, 2012 from the issuance of common shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective July 22, 2013, we entered into and closed a securities purchase agreement with Asher Enterprises, Inc. Under the terms of the agreement, our company issued an 8% convertible promissory note, in the principal amount of $57,000, which matures on April 17, 2014 and may be converted into shares of our company's common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from July 15, 2013, subject to adjustments as further set out in the note. Our company has the right to prepay the note together with all accrued interest within 180 days of July 15, 2013 subject to a prepayment penalty equal to 15% during the first 30 days of the prepayment period and increasing by 5% during each subsequent 30 day period. Following the maturity date of April 17, 2014, the note shall bear interest at the rate of 22%.

The note was issued to Asher Enterprises pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that they represented to our company that they were an "accredited investor" as such term is defined in Rule 501(a) of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 1, 2013, we entered into a consulting agreement with our sole officer and director Gregory Rotelli regarding the provision of Mr. Rotelli's management services to our company as Chief Executive Officer.

Pursuant to the agreement, we have agreed to pay to Mr. Rotelli monthly compensation of $7,500 payable at Mr. Rotelli's option in cash or in shares of our common stock. Compensation paid in common shares will be based on an conversion price equal to the weighted average trading price of our common shares for the 5 trading days immediately preceding the date upon which compensation becomes due. Mr. Rotelli will also be entitled to receive basic health insurance coverage or an in kind allowance. The term of the Agreement will be 24 months beginning on September 1, 2013 and will renew automatically for an additional 24 months unless earlier terminated. The agreement may be terminated by either party without cause by giving 30 days notice. If terminated without cause by the Company, Mr. Rotelli will be entitled to severance equal to 6 months compensation under the Agreement and shall be entitled to exercise any vested options or warrants for a period of twelve months from termination.

ITEM 6. EXHIBITS

Exhibit NumberDescription of Exhibit

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

10.3 Purchase Agreement and Bill of Sale dated May 29, 2012 between our company and MontCrest Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2012)

10.4 Joint Development and Operating Agreement dated June 8, 2012 between our company and MontCrest Energy Properties, Inc., MontCrest Energy, Inc., and Black Strata, LLC (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2012)

10.5 Purchaser Agreement and Bill of Sale dated June 18, 2012 between our company and MontCrest Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 19, 2012)

10.6 Compromise, Settlement and Property Exchange Agreement dated February 25, 2013 between our company and MontCrest Energy, Inc. and Black Strata, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2013)

10.7 Form of Convertible Debenture dated for reference April 5,2012 issued to Europa Capital AG (incorporated by reference to our Current Report on Form 8-K filed on April 9, 2013)

10.8 Form of Securities Purchase Agreement dated July 15, 2013 with Asher Enterprises, Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)

10.9 Form of Convertible Promissory Note dated July 15, 2013 with Asher Enterprises, Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)

10.10*   Consulting Agreement with Gregory Rotelli dated September 1, 2013

(14)     CODE OF ETHICS

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

101      INTERACTIVE DATA FILE

101** Interactive Data File (Form 10-Q for the quarter ended April 30, 2013 furnished in XBRL).
         101.INS XBRL Instance Document
         101.SCH XBRL Taxonomy Extension Schema Document
         101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
         101.DEF XBRL Taxonomy Extension Definition Linkbase Document
         101.LAB XBRL Taxonomy Extension Label Linkbase Document
         101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

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

                               INDEPENDENCE ENERGY, CORP.
                                    (Registrant)


Dated: September 16, 2013      /s/ Gregory Rotelli
                               -------------------------------------------------
                               Gregory Rotelli
                               Chief Executive Officer, Chief Financial Officer,
                               Secretary, Treasurer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)