Form 10-Q
period 2013-10-31
Independence Energy Corp.
filed 2013-12-23
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2013

                                       or

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

121,804,155  common shares issued and outstanding as of December 23, 2013.

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

Independence Energy Corp.
(An Exploration Stage Company)
October 31, 2013

Index

Condensed Balance Sheets (unaudited)........................................  5

Condensed Statements of Operations (unaudited)..............................  6

Condensed Statements of Cash Flows (unaudited)..............................  7

Notes to the Condensed Financial Statements (unaudited).....................  8

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Balance Sheets
(expressed in U.S. dollars)

                                                                                     October 31,          January 31,
                                                                                        2013                 2013
                                                                                     ----------           ----------
                                                                                         $                    $
ASSETS

Current Assets
  Cash                                                                                   43,066               36,235
  Prepaid expenses and deposits                                                           7,583               12,600
                                                                                     ----------           ----------
Total Current Assets                                                                     50,649               48,835

Deferred financing charge                                                                 2,083                   --
Oil & gas properties                                                                    549,301              538,425
                                                                                     ----------           ----------

Total Assets                                                                            602,033              587,260
                                                                                     ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities                                               75,074               60,133
  Convertible debenture                                                                  89,500                   --
  Loans payable                                                                         156,697              156,697
                                                                                     ----------           ----------
Total Current Liabilities                                                               321,271              216,830

Convertible debenture, net of unamortized discount of $3,718                             42,282                   --
                                                                                     ----------           ----------

Total Liabilities                                                                       363,553              216,830
                                                                                     ----------           ----------
Stockholders' Equity
  Preferred Stock
    Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share
    Issued and outstanding: nil preferred shares                                             --                   --
  Common Stock
    Authorized: 375,000,000 common shares, with a par value of $0.001 per share
  Issued and outstanding: 121,804,155 common shares                                     121,804              121,804
  Additional paid-in capital                                                            522,796              518,196
  Deficit accumulated during the exploration stage                                     (406,120)            (269,570)
                                                                                     ----------           ----------
Total Stockholders' Equity                                                              238,480              370,430
                                                                                     ----------           ----------

Total Liabilities and Stockholders' Equity                                              602,033              587,260
                                                                                     ==========           ==========


   (The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Statements of Operations
(expressed in U.S. dollars)

                                                                                                         Accumulated from
                                        Three Months     Three Months    Nine Months     Nine Months    November 30, 2005
                                           Ended             Ended          Ended           Ended     (date of inception) to
                                        October 31,       October 31,    October 31,     October 31,       October 31,
                                            2013             2012            2013            2012              2013
                                        ------------     ------------    ------------    ------------      ------------
                                              $                $               $               $                 $
Revenue                                           --               --              --              --                --

Operating Expenses
  General and administrative                  29,733           16,284          92,586          66,477           251,678
  Professional fees                            7,298            6,424          39,824          44,647           150,302
                                        ------------     ------------    ------------    ------------      ------------
Total Operating Expenses                      37,031           22,708         132,410         111,124           401,980
                                        ------------     ------------    ------------    ------------      ------------

Net Loss for the Period                      (37,031)         (22,708)       (132,410)       (111,124)         (401,980)

Other Expense

Accretion and interest expense                (2,552)              --          (4,140)             --            (4,140)
                                        ------------     ------------    ------------    ------------      ------------

Net Loss                                     (39,583)         (22,708)       (136,550)       (111,124)         (406,120)
                                        ============     ============    ============    ============      ============

Net Loss Per Share, Basic and Diluted             --               --              --              --
                                        ============     ============    ============    ============

Weighted Average Shares Outstanding      121,804,155      121,804,155     121,804,155     121,385,297
                                        ============     ============    ============    ============


   (The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(expressed in U.S. dollars)

                                                                                                    Accumulated from
                                                            Nine Months          Nine Months       November 30, 2005
                                                               Ended                Ended        (date of inception) to
                                                            October 31,          October 31,          October 31,
                                                                2013                 2012                 2013
                                                             ----------           ----------           ----------
                                                                 $                    $                    $
Operating Activities
  Net loss                                                     (136,550)            (111,124)            (406,120)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization of discount on convertible debenture              882                   --                  882
     Deferred financing charge                                      417                   --                  417
  Changes in operating assets and liabilities:
     Amounts receivable                                              --                1,607                   --
     Prepaid expense and deposits                                 5,017               12,082               (7,583)
     Accounts payable and accrued liabilities                     4,065               (6,049)              64,198
     Due to a related party                                          --                 (675)                  --
                                                             ----------           ----------           ----------
Net Cash Used in Operating Activities                          (126,169)            (104,159)            (348,206)
                                                             ----------           ----------           ----------
Investing Activities
  Oil and gas property expenditures                                  --             (429,084)            (538,425)
                                                             ----------           ----------           ----------
Net Cash Used in Investing Activities                                --             (429,084)            (538,425)
                                                             ----------           ----------           ----------
Financing activities
  Proceeds from issuance of common stock                             --              580,000              640,000
  Proceeds from issuance of convertible debenture               133,000                   --              133,000
  Proceeds from loans payable                                        --                   --              156,697
  Proceeds from loans payable to director                            --                   --               33,000
  Repayment of loans payable to director                             --                   --              (33,000)
                                                             ----------           ----------           ----------
Net Cash Provided by Financing Activities                       133,000              580,000              929,697
                                                             ----------           ----------           ----------

Increase in Cash                                                  6,831               46,757               43,066

Cash, Beginning of Period                                        36,235               14,790                   --
                                                             ----------           ----------           ----------

Cash, End of Period                                              43,066               61,547               43,066
                                                             ==========           ==========           ==========
Non-cash investing and financing activities:
  Beneficial conversion feature of convertible debenture          4,600                   --                4,600
                                                             ==========           ==========           ==========
Supplemental Disclosures
  Interest paid                                                      --                   --                   --
  Income tax paid                                                    --                   --                   --
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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of October 31, 2013, the Company had a working capital deficit of $270,622 and an accumulated deficit of $406, 120. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)   Basic and Diluted Net Loss Per Share

     The Company computes net loss per share in accordance with ASC 260, EARNINGS PER SHARE, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of October 31, 2013 and January 31, 2013, the Company had 4,600,000 (2012 - nil) potentially dilutive shares.

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

4. CONVERTIBLE DEBENTURES

     a) On April 5, 2013, the Company entered into a convertible promissory note agreement for $46,000. Pursuant to the agreement, the loan is unsecured, bears interest at 6% per annum, and is due on April 5, 2016. The note is convertible into common shares of the Company at any time at a conversion price of $0.01 at the option of the note holder. As at October 31, 2013, accrued interest of $1,588 (2012 - $nil) has been recorded in accounts payable and accrued liabilities.

          In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $4,600 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $46,000. For the nine months ended October 31, 2013, $882 (2012 - $nil) had been accreted, increasing the carrying value to $42,282 (January 31, 2013 - $nil).

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)

4. CONVERTIBLE DEBENTURES (continued)

     b) On July 15, 2013, the Company issued a $57,000 convertible note which is unsecured, bears interest at 8% per annum and due on April 17, 2014. The note is convertible into shares of common stock 180 days after the date of issuance (January 11, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at October 31, 2013, accrued interest of $1,349 (2012 - $nil) has been recorded in accounts payable and accrued liabilities.

     c) On September 17, 2013, the Company issued a $32,500 convertible note which is unsecured, bears interest at 8% per annum and due on June 19, 2014. The Company received $30,000, net of issuance fee of $2,500. The note is convertible into shares of common stock 180 days after the date of issuance (March 16, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at October 31, 2013, accrued interest of $321 (2012 - $nil) has been recorded in accounts payable and accrued liabilities.

5. LOAN PAYABLE

As of October 31, 2013, the Company had loan payable of $156,697 (January 31, 2013 - $156,697) owing to an unrelated third party. The amount owing is non-interest bearing, unsecured and due on demand.

6. RELATED PARTY TRANSACTIONS

During the period ended October 31, 2013, the Company incurred $53,500 (2012 - $25,500) to the President and CEO of the Company for management services. As of October 31, 2013, the Company had $6,100 (January 31, 2013 - $10,500) in prepaid expense for management fees paid to the President and CEO of the Company.

7. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after October 31, 2013.

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

WORKING CAPITAL

                                                   October 31,      January 31,
                                                      2013             2012
                                                   ----------       ----------
                                                        $                $
Current Assets                                         50,649           48,835
Current Liabilities                                   321,271          216,830
Working Capital (Deficit)                            (270,622)        (167,995)

CASH FLOWS

                                                   Nine months      Nine months
                                                     ended            ended
                                                   October 31,      October 31,
                                                      2013             2012
                                                   ----------       ----------
                                                        $                $
Cash Flows from (used in) Operating Activities       (126,169)         (71,069)
Cash Flows from (used in) Investing Activities             --         (438,077)
Cash Flows from (used in) Financing Activities        133,000          580,000
Net Increase (decrease) in Cash During Period           6,831           70,854

OPERATING REVENUES

For the period from November 30, 2005 (date of inception) to October 31, 2013, our company did not earn any operating revenues.

OPERATING EXPENSES AND NET LOSS

Operating expenses for the nine months ended October 31, 2013 was $132,410 compared with $111,124 for the nine months ended October 31, 2012. The increase of $21,286 was due to an increase in general and administrative costs relating to a $17,500 increase in management fees, and an overall increase in day-to-day expenditures, offset by a decrease of $2,740 in professional fees.

For the nine months ended October 31, 2013, the Company incurred a net loss of $136,550 or $nil per share compared with $111,124 or $nil per share for the nine months ended October 31, 2012. In addition to operating expenses, the Company incurred accretion and interest expense of $4,140 relating to the $46,000 convertible note debenture which is unsecured, bears interest at 6% per annum, and due on April 5, 2016, the $57,000 convertible note debenture, which is unsecured, bears interest at 8% per annum, and due on April 17, 2014, and the $32,500 convertible note debenture, which is unsecured, bears interest at 8% per annum and is due on June 19, 2014. The $46,000 note is convertible into common shares of the Company at a rate of $0.01 per share, at the option of the note holder at any time. The $57,000 note is convertible into shares of common stock 180 days after the date of issuance (January 11, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. The $32,500 note is convertible into shares of common stock 180 days after the date of issuance (March 16, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2013, our company had cash of $43,066 compared with $36,235 at January 31, 2013. The increase in cash was attributed to the fact that our company obtained additional financing from the issuance of convertible debentures, net costs paid for the general expenditures incurred by the Company for its operations.

The Company had total assets at October 31, 2013 of $602,033 compared with $587,260 at January 31, 2012. Overall, cash increased by $6,831 and oil and gas properties increased by $10,876, offset by a decrease in prepaid expenses and deposits of $5,017.

At October 31, 2013, our company had total liabilities of $363,553 compared with $216,830 at January 31, 2013. The increase in total liabilities was attributed to an increase in accounts payable and accrued liabilities of $14,941, and $131,782 for the liability relating to the convertible debentures, net of unamortized discount of $3,718.

During the period ended October 31, 2013, the Company did not have any equity or capital transactions.

CASHFLOW FROM OPERATING ACTIVITIES

During the nine months ended October 31, 2013, the Company used cash of $126,169 for operating activities compared with $104,159 during the nine months ended October 31, 2012. The increase in cash used for operating activities was attributed to proceeds received from the convertible debentures which were used to repay outstanding obligations incurred in day-to-day operations of the Company.

CASHFLOW FROM INVESTING ACTIVITIES

During the nine months ended October 13, 2013, the Company did not have any investing activities compared with the use of $429,084 during the nine months ended October 31, 2012 for the acquisition of oil and gas properties.

CASHFLOW FROM FINANCING ACTIVITIES

During the nine months ended October 13, 2013, the Company received $133,000 in financing from the issuance of convertible debentures. The Company received proceeds from convertible debentures for $46,000 which is unsecured, bears interest at 6% per annum, and due on April 5, 2016, $57,000 from the issuance of a convertible debenture which is unsecured, bears interest at 8% per annum, and due on April 17, 2014, and $32,500 from the issuance of a convertible debenture which is unsecured, bears interest at 8% per annum, and due on June 19, 2014, less financing fees which were deducted from the proceeds before being disbursed to the Company. The Company received $580,000 during the period ended October 31, 2012 from the issuance of common shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 23, 2013, we closed a securities purchase agreement dated September 17, 2013 with Asher Enterprises, Inc. Under the terms of the agreement, our company issued an 8% convertible promissory note, in the principal amount of $32,500, which matures on June 19, 2014 and may be converted into shares of our company's common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from June 19, 2014, subject to adjustments as further set out in the note. Our company has the right to prepay the note together with all accrued interest within 180 days of September 17, 2013 subject to a prepayment penalty equal to 15% during the first 30 days of the prepayment period and increasing by 5% during each subsequent 30 day period. following the maturity date of June 19, 2014, the note shall bear interest at the rate of 22%.

The note was issued to Asher Enterprises, Inc. pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that they represented to our company that they were an "accredited investor" as such term is defined in Rule 501(a) of Regulation D.

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

10.3 Purchase Agreement and Bill of Sale dated May 29, 2012 between our company and MontCrest Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2012)

10.4 Joint Development and Operating Agreement dated June 8, 2012 between our company and MontCrest Energy Properties, Inc., MontCrest Energy, Inc., and Black Strata, LLC (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2012)

10.5 Purchaser Agreement and Bill of Sale dated June 18, 2012 between our company and MontCrest Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 19, 2012)

10.6 Compromise, Settlement and Property Exchange Agreement dated February 25, 2013 between our company and MontCrest Energy, Inc. and Black Strata, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2013)

10.7 Form of Convertible Debenture dated for reference April 5,2012 issued to Europa Capital AG (incorporated by reference to our Current Report on Form 8-K filed on April 9, 2013)

10.8 Form of Securities Purchase Agreement dated July 15, 2013 with Asher Enterprises, Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)

10.9 Form of Convertible Promissory Note dated July 15, 2013 with Asher Enterprises, Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)

10.10 Consulting Agreement with Gregory Rotelli dated September 1, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 16, 2013)

(14)     CODE OF ETHICS

14.1 Code of Ethics (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 19, 2012)

Exhibit
Number                       Description of Exhibit
------                       ----------------------

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

101      INTERACTIVE DATA FILE

101** Interactive Data File (Form 10-Q for the quarter ended October 31, 2013 furnished in XBRL).
         101.INS XBRL Instance Document
         101.SCH XBRL Taxonomy Extension Schema Document
         101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
         101.DEF XBRL Taxonomy Extension Definition Linkbase Document
         101.LAB XBRL Taxonomy Extension Label Linkbase Document
         101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

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

                                           INDEPENDENCE ENERGY, CORP.
                                                  (Registrant)


Dated: December 23, 2013       /s/ Gregory Rotelli
                               -------------------------------------------------
                               Gregory Rotelli
                               Chief Executive Officer, Chief Financial Officer,
                               Secretary, Treasurer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)