Form 10-K/A
period 2013-01-31
Independence Energy Corp.
filed 2014-02-10
CIK 1353406

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Our company is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the period ended January 31, 2013 (the “Form 10-K”), filed with the Securities and Exchange Commission on May 16, 2013 (the “Original Filing Date”), to correct clerical errors in Item 9A Controls and Procedures and to include the related certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any other disclosures made in the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

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

May __, 2013
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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INDEPENDENCE ENERGY, CORP.
(Registrant)

Dated: February 10, 2014	/s/ Gregory Rotelli
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

INDEPENDENCE ENERGY, CORP.
(Registrant)

Dated: February 10, 2014	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)