Form 10-Q/A
period 2013-07-31
Independence Energy Corp.
filed 2014-02-10
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                 Amendment No. 1

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

                                EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to our Quarterly Report on Form 10-Q for the period ended July 31, 2013 (the "Form 10-K"), filed with the Securities and Exchange Commission on September 16, 2013 (the "Original Filing Date"), to include the related certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to
Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any other disclosures made in the Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

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

101      INTERACTIVE DATA FILE

101 Interactive Data File (Form 10-Q for the quarter ended April 30, 2013 furnished in XBRL).
         101.INS XBRL Instance Document
         101.SCH XBRL Taxonomy Extension Schema Document
         101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
         101.DEF XBRL Taxonomy Extension Definition Linkbase Document
         101.LAB XBRL Taxonomy Extension Label Linkbase Document
         101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

----------
*    Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INDEPENDENCE ENERGY, CORP.
                                    (Registrant)


Dated: February 10, 2014       /s/ Gregory Rotelli
                               -------------------------------------------------
                               Gregory Rotelli
                               Chief Executive Officer, Chief Financial Officer,
                               Secretary, Treasurer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)