Form 10-K
period 2014-01-31
Independence Energy Corp.
filed 2014-05-01
CIK 1353406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2013 was $729,335 based on a $0.0085 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

345,188,164 common shares as of April 29, 2014.

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

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Independence Energy Corp., unless otherwise indicated.

Corporate Overview

We were incorporated in the State of Nevada on November 30, 2005 under the name “Oliver Creek Resources Inc.”. At inception, we were an exploration stage company engaged in the acquisition, exploration and development of natural resource properties.

Effective August 12, 2008, we effected a forward stock split of our issued and outstanding common stock on a 12 new for 1old basis such that, our authorized capital remains at 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 2,000,000 shares of common stock to 24,000,000 shares of common stock. Also effective August 12, 2008, we have changed our name from “Oliver Creek Resources Inc.” to “Independence Energy Corp.”. The change of name was approved by our directors and a majority of our shareholders.

The name change, forward stock split and reduction of authorized capital became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 12, 2008 under the new stock symbol “IDNG”.

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

Current Business

We are classified as a crude petroleum and natural gas company and, until recently, our business focused exclusively on oil and natural gas exploration and production in the United States.  We continue to hold a 10% working interests in the Quinlan Wells, described below.  We do not directly hold the leases underlying the wells and therefore are not responsible for the payment or evaluation of any obligations under the leases. The leaseholder of the property is responsible for paying and maintaining the leases. As a working interest holder, we are responsible for our pro-rata share of lease operating expenses.    We may sell our working interest in the Quinlan Wells if we identify a favorable opportunity or otherwise determine that disposing of the asset would be in the best interest of the Company. As at the date of this report we have been invoiced for approximately $58,300 in lease operating expenses related to the Quinlan wells.  This amount remains unpaid.  Our failure to pay the outstanding amounts entitles the lease holder to foreclose on our working interest.  We are actively seeking purchasers to assume our working interest and related liabilities.

Business History

On December 15, 2011, we closed the acquisition of a 2.5% working interest in the Quinlan Lease from Wise Oil and Gas LLC, with the option to increase that interest to 10%. On the closing of the acquisition on December 15, 2011, we began generating revenue from the operating well on the property even though the well is in the exploration and evaluation stage. On December 23, 2011, we closed an acquisition for an additional 2.5% working interest for a total of 5% working interest. The Quinlan Lease is located in Pottawatomie County, Oklahoma.

Effective March 1, 2012, our company, paid an additional $78,080 to Wise Oil and Gas for an additional 5% participation in the Quinlan 1, 2 and 3 wells located in Pottawatomie County, Oklahoma at a cost of $15,616 per 1%. Our company now holds a 10% interest in the Quinlan 1, 2 and 3 wells.  As at the date of this report we have been invoiced for approximately $58,300 in lease operating expenses related to the Quinlan wells.  This amount remains unpaid.  Our failure to pay the outstanding amounts entitles the lease holder to foreclose on our working interest.  We are actively seeking purchasers to assume our working interest and related liabilities.

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

On May 29, 2012, we entered into and closed a purchaser agreement and bill of sale to acquire a 2.5% working interest (on a 70% net revenue interest) in two oil and gas wells: the Taylor - MEI # 113 and Taylor - MEI # 115 from MontCrest. The wells are located on MontCrest's Taylor Lease in Coleman County, Texas. The 2.5% interest was acquired for total consideration of $82,500. The interest includes approximately 20 acres of land surrounding each well above the measured depth of four thousand feet. The wells are located within T. & N.O.R.R Survey No. 28, Abstract 1667 in Coleman County, Texas.

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

On February 28, 2013, we entered into a compromise, settlement and property exchange agreement dated February 25, 2013 with MontCrest Energy, Inc. and Black Strata, LLC. Pursuant to the terms of the agreement, we transferred to MontCrest our 25% working interests in Wells 105, 106, 113 and 115 of the Coleman County South Leases located in Coleman County, Texas, in consideration of a 100% interest in approximately 1,400 acres of the Coleman County South Lease held by Black Strata, LLC.  As at April 1, 2014, all oil & gas leases located on the Coleman County South Property were expired. Our management decided not to renew the Coleman Country South leases in light of our recent Asset Purchase Agreement with American Medical Distributors, LLC (described below) and its decision to focus our operations on the development of a medical device distribution business. We have no outstanding obligations in relation to the leases or the Compromise, Settlement, and Property Exchange Agreement dated February 25, 2013.

On April 5, 2013, we entered into a private placement subscription agreement with Europa Capital AG pursuant to which we issued to Europa a convertible debenture in the aggregate amount of $46,000. The convertible debenture carried interest at the rate of 6% per annum and could be converted into shares of our common stock at the rate of $0.01 per share Interest and principal were payable on the 3 year anniversary of the debenture, provided that any unconverted portions may be pre-paid at our discretion.  As at January 31, 2014, we owed $2,284 of accrued interest in respect of the debenture. On January 31, 2014, the debenture holder forgave the convertible promissory note and all accrued interest, resulting in a gain on forgiveness of loan of $48,284.

Effective July 22, 2013, we entered into and closed a securities purchase agreement with Asher Enterprises, Inc. (“Asher”). Under the terms of the agreement, our company issued an 8% convertible promissory note, in the principal amount of $57,000, which matured on April 17, 2014 and could be converted into shares of our company's common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from July 15, 2013, subject to adjustments as further set out in the note. Our company had the right to prepay the note together with all accrued interest within 180 days of July 15, 2013 subject to a prepayment penalty equal to 15% during the first 30 days of the prepayment period and increasing by 5% during each subsequent 30 day period. Following the maturity date of April 17, 2014, the note shall bore interest at the rate of 22%.  Subsequent to January 31, 2014, all remaining principal and accrued interest in respect of the convertible promissory note was converted into shares of our common stock.

On September 23, 2013, we closed a securities purchase agreement dated September 17, 2013 with Asher. Under the terms of the agreement, our company issued an 8% convertible promissory note, in the principal amount of $32,500, which matured on June 19, 2014 and could be converted into shares of our company’s common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from June 19, 2014, subject to adjustments as further set out in the note. Our company had the right to prepay the note together with all accrued interest within 180 days of September 17, 2013 subject to a prepayment penalty equal to 15% during the first 30 days of the prepayment period and increasing by 5% during each subsequent 30 day period. Following the maturity date of June 19, 2014, the note bore interest at the rate of 22%. Subsequent to January 31, 2014, all remaining principal and accrued interest in respect of the convertible promissory note was converted into shares of our common stock.

Medical Device Business

On March 31, 2014, we entered into and closed an asset purchase agreement with American Medical Distributors, LLC (“AMD”). Pursuant to the agreement we have acquired from AMD all right, title and interest of AMD in and to a certain distribution contract (the “HuBDIC Agreement”) dated November 27, 2013 with HuBDIC Co. Ltd., a Korea corporation, pursuant to which AMD has been granted the exclusive right to distribute in the Americas certain professional and consumer grade non-contact thermometers known as the Thermofinder FS-700 Pro and FS-700 (retail version), and any future versions. As additional consideration, we have also received $60,000 and any assets of AMD related to its distribution business, including, all sales leads and related materials (collectively, including the HuBDIC Agreement, the “AMD Assets”).

The material terms of the HuBDIC Agreement are as follows: (a) term of 5 years from November 7, 2013; (b) subject to FDA marketing clearance of the HuBDIC products, which is anticipated, we are required to purchase a minimum of 3,000 product units for re-sale during year 1 of the distribution period, 8,000 during year 2, and 15,000 during each subsequent year; (c) a $10,000 distribution fee paid to HuBDIC by AMD will be credited toward the first product order; and (d) the deposit is refundable to us at our election, and we may terminate the HuBDIC Agreement in the event FDA premarket clearance is not granted by April 26, 2014An application for premarket clearance was submitted by HuBDIC on January 20, 2014, however premarket clearance has not be obtained as at the date of this report.  We have not elected to terminate the agreement and continue to anticipate receipt of premarket clearance.

In consideration of the AMD Assets, we have agreed to issue to four designees of AMD an aggregate of 152,172,287 shares of our common stock.

About Thermofinder FS-700 and FS-700 Pro

The Thermofinder is medical grade non-contact thermometer that is currently approved and distributed in Asia and Europe.  It is available in two version, the FS-700 (retail model) and FS-700 Pro (professional model).  The device`s features include the following:

•	Two measuring modes including body temperature and surface/ambience modes which allows the reading of air temperature and fluid temperature (bath water, baby’s bottles);

•	Non-invasive design—Operated by pointing and pressing within 3-5 centimeters of the patient’s forehead or other target;

•	Easy to read LCD backlit display with multi-color screen and alert function. A green light is shown for normal reading, and an orange light for high readings.

•	Less than 2 second reading response time.

•	Reading accuracy within 0.3 degrees celcius for body temperature and 2 degrees celcius for object temperature.

•	International Organization for Standardization (ISO) 13485 and American Society for Testing and Materials (ASTM) Compliant.

•	More hygienic than conventional oral and ear reading thermometers—Eliminating the need for probe covers and reducing sterilization requirements.

•	The PRO model is equipped with a medical grade protection cover, logo lanyard, anti-microbial option, and rechargeable battery and station.

HuBDIC Co. Ltd. submitted an application to the FDA on January 29, 2014 seeking premarket clearance for the Thermofinder.  Premarket clearance is required before any marketing, sales or distribution of the product may be conducted in the U.S.  Our management believes that clearance for the Thermofinder is forthcoming based on HuBDIC`s past successful clearance of thermometers which, in the opinion of our management, are substantially equivalent to the Thermofinder as a predicate device.  Notwithstanding our management`s assessment, there is no guarantee that premarket clearance will be obtained in a timely manner, if at all.

Markets and Marketing Plan

The Thermofinder is intended to provide economic thermometry to a broad base of users and is ideal for home and institutional use.  The market for the device includes:

•	Retail Pharmacies

•	Hospitals

•	Physicians Offices

•	Private and Public Healthcare Clinics

•	Corrections Facilities

•	Schools

•	Veterinary Clinics

•	Emergency Services

•	Long Term Care Facilities

Subject to receipt of FDA premarket clearance, we intend to focus our initial marketing on the professional market. This strategy will reduce initial marketing costs, while establishing product awareness in the health community.

Plan of Operation

Our plan of operations for the next 12 months is to prepare our marketing and distribution strategy and our sales and distribution force in anticipation of FDA marketing clearance for the Thermofinder.  Although our management believes that FDA marketing clearance of the Thermofinder is forthcoming, there is no guarantee that approval will be obtained or that it will be obtained in a timely manner.   We will also require additional capital to carry out our current business plan. We currently do not have sufficient financing to fully execute our business plan and there is no assurance that we will be able to obtain the necessary financing to do so.

We may not be able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until FDA approval is granted. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

We estimate that our expenses over the next 12 months (beginning February 2014) will be approximately $1,000,000 as described in the table below. These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)

Legal and accounting fees	12 months	100,000
Marketing and advertising	12 months	500,000
Employees and Consultant Compensation	12 months	250,000
General and Administrative	12 months	150,000
Total		1,000,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements and, subject to timely receipt of FDA marketing clearance, through product sales. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any private placement financings on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out our business plan, in which case we intend to scale back our expenditures in order to accommodate the budget available to us.

Insurance

We do not maintain any insurance but will be required to maintain insurance in the future prior to launching our medical device distribution operations. Because we do not currently have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Competition

The medical device distribution industry is highly competitive. We are a development stage company without established operations in our industry and have a weak competitive position. We aim to compete with junior and senior medical device manufacturers or distributors who are actively seeking to develop or acquire and sell devices competitive with our own.  Competition for the medical device assets is intense and we may lack the technological information, human resources, infrastructure, expertise, and financial resources available to our competitors.

Many of the companies with which we aim to compete for financing and for the acquisition of medical device assets have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on assets of merit or on developing and distributing their own technologies. Such competition could adversely impact our ability to attain the financing necessary for us to develop our current assets or obtain and develop future assets.

General competitive conditions may be substantially affected by various forms of regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including overall levels of supply and demand for the product types which we seek to distribute.

In the face of competition, we may not be successful in acquiring or successfully exploiting any distribution rights which we have acquired or may acquire in the future.  Despite this, we hope to compete successfully in the medical device industry by:

•	keeping our costs low;

•	relying on the strength of our management’s and future sales team’s contacts;

•	utilizing our team's previous product and sales and support experience in the specific device area; and

•	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Research and Development Expenditures

We have not incurred any research expenditures over the past two fiscal years.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark. We have established a website and maintain the domain www.independenceenergycorp.com.  We have also purchased the domain independencehealthcorp.com.

Employees; Identification of Certain Significant Employees

Currently, we do not have any employees. Additionally, we have not entered into any consulting or employment agreements with our president, chief executive officer, chief financial officer, treasurer and secretary other than previously filed. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.   In that regard we intend to engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our anticipated sales and marketing programs.

Government Regulation

Regulation of Medical Device Distribution Operations

Government authorities in the United States, Canada, and other countries in the Americas regulate the research, development, testing, manufacturing, labeling, promotion, advertising, distribution, marketing and export and import of medical devices at the federal, state and local levels. The process of obtaining regulatory approvals and the subsequent substantial compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, thermometers for human clinical use are classified as medical devices and require (i) an establishment license and (ii) depending on the class of device sought to be marketed, premarket approval (PMA) or the less rigorous premarket clearance.

Establishment License

Owners or operators of places of business (also called establishments or facilities) that are involved in the production and distribution of medical devices intended for use in the United States (U.S.) are required to register annually with the FDA. This process is known as establishment registration.  Most establishments that are required to register with the FDA are also required to list the devices that are made there and the activities that are performed on those devices.  As domestic distributors of medical devices in the United States, we will not be required to obtain an establishment license, although owner/operators of the products we distribute will be so required.  Certain countries do not require establishment license.

Depending on the class designation of the device sought to be marketed, the owner/operator of the product must also obtain premarket approval (PMA) or premarket notification clearance before marketing in the U.S.

U.S. Medical Device Class Designations:

Class I includes products of which several examples are already approved and marketed in Canada or USA. As long as the basic science remains the same, the application for approval of a new product is straight forward. One product in this category would be a pregnancy test or regular needle/syringes.

Class II products are those which do not need to be injected (the device itself) or inserted into the patient (non-invasive). Often these products are approved and sold throughout the world. The products which we are currently focusing on distributing all belong to Class II. In order to secure the necessary license for these products, we are required to submit all the documentation which lead to the approval of the products in other countries. In our case, our products are already approved in Europe and Korea.  As far as for FDA compliance is concerned, we are required to submit to the all the scientific data, results, approval process and certificates of good quality management, ISO 13485. Usually, products which have the ISO accreditation will satisfy FDA requirements.

Class III and IV include medical device which use invasive techniques. If the medical device has been approved in another region, it is considered Class III. If it is brand new, it is considered Class IV. Invasive tests such as colonoscopy, endoscopy, body lesion removal etc., are all considered Class III or IV. None of our products fall within Class III or IV.

Premarket Clearance

We intend to focus our medical device distribution business on Class I or II devices.  Electronic Clinical Thermometers such as the Thermofinder are classified as Class II devices by the FDA are not subject to Premarket Approval (PMA).

Each person who wants to market in the U.S., a Class I, II, and III device intended for human use, for which a Premarket Approval (PMA) is not required, must submit a 510(k) to FDA unless the device is exempt from 510(k) requirements of the Federal Food, Drug, and Cosmetic Act (the Act) and does not exceed the limitations of exemptions in .9 of the device classification regulation chapters (e.g., 21 CFR 862.9, 21 CFR 864.9). There is no 510(k) form, however, 21 CFR 807 Subpart E describes requirements for a 510(k) submission. Before marketing a device, each submitter must receive an order, in the form of a letter, from FDA which finds the device to be substantially equivalent (“SE”) and states that the device can be marketed in the U.S. This order "clears" the device for commercial distribution.

A 510(k) is a premarket submission made to FDA to demonstrate that the device to be marketed is at least as safe and effective, that is, substantially equivalent, to a legally marketed device (21 CFR 807.92(a)(3)) that is not subject to PMA. Submitters must compare their device to one or more similar legally marketed devices and make and support their substantial equivalency claims. A legally marketed device, as described in 21 CFR 807.92(a)(3), is a device that was legally marketed prior to May 28, 1976, for which a PMA is not required, or a device which has been reclassified from Class III to Class II or I, or a device which has been found SE through the 510(k) process.  The legally marketed device(s) to which equivalence is drawn is commonly known as the "predicate."  Although devices recently cleared under 510(k) are often selected as the predicate to which equivalence is claimed, any legally marketed device may be used as a predicate.  Legally marketed also means that the predicate cannot be one that is in violation of the Act.

Until the submitter receives an order declaring a device SE, the submitter may not proceed to market the device. Once the device is determined to be SE, it can then be marketed in the U.S. The SE determination is usually made within 90 days and is made based on the information submitted by the submitter.

Substantial Equivalence

A 510(k) requires demonstration of substantial equivalence to another legally U.S. marketed device. Substantial equivalence means that the new device is at least as safe and effective as the predicate.

A device is substantially equivalent if, in comparison to a predicate it:

•	has the same intended use as the predicate; and
•	has the same technological characteristics as the predicate;
or
•	has the same intended use as the predicate; and
•	has different technological characteristics and the information submitted to FDA;
•	does not raise new questions of safety and effectiveness; and
•	demonstrates that the device is at least as safe and effective as the legally marketed device.

A claim of substantial equivalence does not mean the new and predicate devices must be identical. Substantial equivalence is established with respect to intended use, design, energy used or delivered, materials, chemical composition, manufacturing process, performance, safety, effectiveness, labeling, biocompatibility, standards, and other characteristics, as applicable.

A device may not be marketed in the U.S. until the submitter receives a letter declaring the device substantially equivalent. If FDA determines that a device is not substantially equivalent, the applicant may:

•	resubmit another 510(k) with new data,
•	request a Class I or II designation through the de novo process
•	file a reclassification petition, or
•	submit a premarket approval application (PMA).

Status of Thermofinder Premarket Clearance

HuBDIC Co. Ltd. has made a 510(k) submission to the FDA on January 29, 2014 to obtain premarket clearance for the Thermofinder FS-700 and FS-700 Pro.  Our management believes that premarket clearance for the Thermofinder is forthcoming based on HuBDIC`s past successful clearance of thermometers which, in the opinion of our management, are substantially equivalent to the Thermofinder.  Notwithstanding our management`s assessment, there is no guarantee that premarketing approval will be obtained in a timely manner, if at all.

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

We have yet to establish any history of profitable operations. We have incurred net losses of $543,622 and $111,124 for the fiscal years ended January 31, 2014 and 2013, respectively. As a result, at January 31, 2014, we had an accumulated deficit of $813,192.  We have not generated any revenues since our inception and do not anticipate that we will generate revenues sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our medical device technology or future products for which we may acquire a distribution license. We may not be able to successfully exploit any distribution rights which we acquire and may never become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended January 31, 2014 and 2013, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 1 to our financial statements for the year ended January 31, 2014, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives.  We expect to continue to incur development costs and operating costs, losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $1,000,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

Our ability to market and sell our medical devices will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

•	support our planned growth and carry out our business plan;
•	hire top quality personnel for all areas of our business; and
•	address competing technological and market developments.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Any additional equity financing may involve substantial dilution to our then existing shareholders. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

If we fail to effectively manage the growth of our company and the commercialization of our medical devices, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our medical devices and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

If premarket clearance for our sole medical device asset is not obtained in a timely manner our business may fail.

We are unable to market and sell the Thermofinder FS-700 and FS-700 PRO until premarket clearance is granted by the FDA.  HuBDIC Co. Ltd., the owner of the Thermofinder technology, has made a 510(k) submission to the FDA to seek premarket clearance for the Thermofinder.  Although our management believes that premarket clearance for the Thermofinder is forthcoming based on HuBDIC`s past successful clearance of similar thermometers, there is no guarantee that premarketing clearance will be obtained in a timely manner, if at all.  If premarket clearance is not obtained in a timely manner,  we may not have sufficient opportunity to take advantage of our acquired distribution rights, which expire on November 7, 2018.  Furthermore, there is no guarantee that we will successful in renewing our license or acquiring distribution rights for any other products.  Accordingly, if premarket clearance is not obtained in a timely manner our ability to generate sales and revenues, to solicit financing, and to otherwise sustain our business will be materially impaired, which may cause our business to fail.

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

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is therefore subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Item 2. Properties

Our offices are currently located at 3020 Old Ranch Parkway, Suite 300, Seal Beach, CA 90740 and our telephone number is (562) 799-5588. We currently have a month to month lease for this space at the rate $175 per month. As of the date of this filing, we have not sought to move or change our office site as our space is adequate to meet our needs. We intend to secure additional office space for our planned medical device business. We do not own any real property.

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

Summary of Estimated Oil and Gas Reserves as of Fiscal-Year End

We do not have any audited or independently verified figures for production or reserve reporting for the Quinlan property. We currently own a 10% interest in the Quinlan Leases.

Current Status of Working Interest

We currently own a 10% interest in the Quinlan Leases.  As at the date of this report we have been invoiced for approximately $58,300 in lease operating expenses related to the Quinlan wells.  This amount remains unpaid.  Our failure to pay the outstanding amounts entitles the lease holder to foreclose on our working interest.  We are actively seeking purchasers to assume our working interest and related liabilities.

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

Acreage

The following table shows our gross and net acreage position on the Quinlan Lease as of January 31, 2014. Please note that we hold a total of 10% turnkey working interest in the property.

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

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 12, 2006, our common stock was listed for quotation on the Over-the-Counter Bulletin Board under the symbol OVCR. Our stock did not begin trading until February 23, 2012. On August 12, 2008, we changed our name from “Oliver Creek Resources Inc.” to “Independence Energy Corp.”. The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 12, 2008 under the new stock symbol “IDNG”.

The following table sets forth the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low

January 31, 2014	$0.0099	$0.0025
October 31, 2013	$0.008	$0.0034
July 31, 2013	$0.0125	$0.0045
April 30, 2013	$0.04	$0.0027
January 31, 2013	$0.012	$0.003
October 31, 2012	$0.042	$0.0051
July 31, 2012	$4.83	$0.0275
April 30, 2012	$1.86	Nil
January 31, 2012(1)	Nil	Nil

•	Our stock was first quoted for trading on the OTC Bulletin Board on October 12, 2006, the first trade did not occur until February 23, 2012.

Record Holders

As of April 28, 2014, an aggregate of 345,188,164 shares of our common stock were issued and outstanding and there were approximately 40 shareholders of record of our common stock.

Our common shares are issued in registered form. Holladay Stock Transfer, 2939 N 67th Pl # C, Scottsdale, AZ 85251-6015 (telephone number (480) 481-3940) is the registrar and transfer agent for our common shares.

Recent Sales of Unregistered Securities

On March 4, 2014, we issued 10,714,286 common shares to Asher Enterprises, Inc. for the conversion of $15,000 of a convertible debenture.

On March 20, 2014, we  issued 12,153,846 common shares to Asher Enterprises, Inc. for the conversion of $15,800 of a convertible debenture.

On March 24, 2014, we issued 4,346,154 common shares to Asher Enterprises, Inc. for the conversion of $5,650 of a convertible debenture.

On March 25, 2014, we issued 8,330,769 common shares to Asher Enterprises, Inc. for the conversion of $10,830 of a convertible debenture and accrued interest.

On April 3, 2014, we issued 15,625,000 common shares to Asher Enterprises, Inc. for the conversion of $18,750 of convertible debenture, as noted in Note 4.

On April 8, 2014, we issued 12,541,667 common shares to Asher Enterprises for the conversion of $15,050 of a convertible debenture and accrued interest.

Each of the above described issuances to Asher Enterprises Inc. was made in reliance on Rule 506 of Regulation D of the Securities Act of 1933.

On March 31, 2014, we entered into an asset purchase agreement with American Medical Distributors, LLC pursuant to which we issued an aggregate of 152,172,287 common shares to 4 investors.  These securities were issued to 3 U.S. persons in reliance on Rule 506 of Regulation D of the Securities Act of 1933 and 1 non-U.S. person in reliance on Regulation S the Securities Act of 1933.

Except as noted above, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2014 that were not otherwise disclosed in our registration statement on Form SB-2, Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K filed during the year ended January 31, 2014.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2014.

Item 6. Selected Financial Data

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2014 and 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 14 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Working Capital

	January 31, 2014 $	January 31, 2013 $

Current Assets	11,656	48,835
Current Liabilities	362,725	216,830
Working Capital (Deficit)	(351,069)	(167,995)

Cash Flows

	Year ended January 31, 2014 $	Year ended January 31, 2013 $

Cash Flows from (used in) Operating Activities	(161,943)	(73,540)
Cash Flows from (used in) Investing Activities	-	(485,015)
Cash Flows from (used in) Financing Activities	133,000	580,000
Net Increase (decrease) in Cash During Period	(28,943)	21,445

Operating Revenues

For the period from November 30, 2005 (date of inception) to January 31, 2014, our company did not earn any operating revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended January 31, 2014 was $175,266 compared with $135,719 for the year ended January 31, 2013.  The increase of $39,547 was due to an increase in general and administrative costs relating to an increase in management fees during the year of $40,000, and consulting fees of $20,000 offset by a decrease in investor relations of $22,770 as our company did not warrant the need for investor relations cost during the year, and a decrease in professional fees of $5,651 as our company had lower accounting and legal fees as compared to prior years.

For the year ended January 31, 2014, our company incurred a net loss of $543,622 or $nil per share compared with $135,719 or $nil per share for the year ended January 31, 2013.  In addition to operating expenses, our company incurred accretion and interest expense of $19,934 relating to the $45,000 of convertible note debentures which are unsecured, bears interest at 8% per annum, and due on April 17, 2014 and the $32,500 convertible note debenture, which is unsecured, bears interest at 8% per annum, and due on June 19, 2014.  The $45,000 note is convertible into shares of common stock 180 days after the date of issuance (January 11, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of our company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to our company. The $32,500 note is convertible into shares of common stock 180 days after the date of issuance (March 16, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of our company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to our company.  Subsequent to January 31, 2014, the remaining principal and accrued interest on all convertible note debentures were converted into common shares of our company. Furthermore, our company recorded a gain on the forgiveness of a loan for $48,284, and impairment loss of $335,284 relating to our company’s decision to not renew the Coleman County leases, and a gain on the change in fair value of the derivative liability of $54,438 based on the mark-to-market of the fair value of the floating rate conversion feature in the convertible debentures.

Liquidity and Capital Resources

As at January 31, 2014, our company had cash of $7,292 compared with $36,235 at January 31, 2013.  The decrease in cash was attributed to the fact that our company obtained additional financing from the issuance of convertible debentures during the year and used the proceeds for operating expenditures

Our company had total assets at January 31, 2014 of $220,334 compared with $587,260 at January 31, 2013.  Overall, cash decreased by $28,943 and oil and gas properties decreased by $329,747 due to the impairment of the Coleman County properties for $335,284.

At January 31, 2014, our company had total liabilities of $362,725 compared with $216,830 at January 31, 2013.  The increase in total liabilities was attributed to an increase in accounts payable and accrued liabilities of $12,824, and $35,834 for the liability relating to the convertible debentures, net of unamortized discount of $41,666, and derivative liability of $97,237 for the fair value of the beneficial conversion feature of the convertible debentures.

Cashflow from Operating Activities

During the year ended January 31, 2014, our company used cash of $161,943 for operating activities compared with $73,540 during the year ended January 31, 2013.  The increase in cash used for operating activities was attributed to proceeds received from the issuance of convertible debentures which were used to repay outstanding obligations incurred in day-to-day operations of our company.

Cashflow from Investing Activities

During the year ended January 31, 2014, our company did not have any investing activities compared with the use of $485,015 during the year ended January 31, 2013 for the acquisition of oil and gas properties.

Cashflow from Financing Activities

During the year ended January 31, 2014, our company received $133,000 in financing from the issuance of convertible debentures. Our company received proceeds from convertible debentures for $46,000 which is unsecured, bears interest at 6% per annum, and due on April 5, 2016, $57,000 from the issuance of a convertible debenture which is unsecured, bears interest at 8% per annum, and due on April 17, 2014, and $32,500 from the issuance of a convertible debenture which is unsecured, bears interest at 8% per annum, and due on June 19, 2014, less financing fees which were deducted from the proceeds before being disbursed to our company.  Our company received $580,000 during the period ended October 31, 2013 from the issuance of common shares.

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

Oil and Gas Properties

Our company utilizes the full-cost method of accounting for petroleum and natural gas properties.  Under this method, our company capitalizes all costs associated with acquisition, exploration, and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country-by-country basis. When our company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, our company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

Our company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves based on current economic and operating conditions. Specifically, our company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus the cost of property not being amortized; plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less income tax effects related to differences between the book and tax basis of the property. For unproven properties, our company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment our company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Our company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

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
January 31, 2014

PLS CPA, A Professional Corporation
t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Independence Energy Corp.

We have audited the accompanying balance sheets of Independence Energy Corp. (An Exploration Stage “Company”) as of January 31, 2014 and 2013 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended, and for the period from November 30, 2005 (inception) to January 31, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independence Energy Corp. as of January 31, 2014 and 2013, and the result of its operations and its cash flows for the years then ended and for the period from November 30, 2005 (inception) to January 31, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
PLS CPA, A Professional Corporation

May 1, 2014
San Diego, CA. 92111

Independence Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	January 31, 2014 $	January 31, 2013 $
ASSETS

Current Assets
Cash	7,292	36,235
Prepaid expenses and deposits	3,100	12,600
Deferred financing charge	1,264	–

Total Current Assets	11,656	48,835

Oil & gas properties	208,678	538,425

Total Assets	220,334	587,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	72,957	60,133
Convertible debenture, net of unamortized discount of $41,666 and $nil, respectively	35,834	–
Loans payable	156,697	156,697
Derivative liability	97,237	–

Total Liabilities	362,725	216,830

Stockholders’ Equity
Common Stock
Authorized: 375,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 129,304,155 and 121,804,155 common shares, respectively	129,304	121,804

Additional paid-in capital	541,497	518,196

Deficit accumulated during the exploration stage	(813,192)	(269,570)

Total Stockholders’ Equity	(142,391)	370,430

Total Liabilities and Stockholders’ Equity	220,334	587,260

(The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Year ended January 31, 2014 $	Year ended January 31, 2013 $	Accumulated from November 30, 2005 (date of inception) to January 31, 2014 $

Revenue	–	–	–

Operating Expenses
General and administrative	128,395	83,197	287,487
Professional fees	46,871	52,522	157,349

Total Operating Expenses	175,266	135,719	444,836

Net Operating Loss	(175,266)	(135,719)	(444,836)

Other Income (Expense)
Accretion expense	(19,934)	–	(19,934)
Amortization of deferred financing charges	(1,236)	–	(1,236)
Gain on forgiveness of loan	48,284	–	48,284
Gain on change in fair value of derivative liability	(54,438)	–	(54,438)
Impairment of oil and gas property	(335,284)	–	(335,284)
Interest expense	(5,748)	–	(5,748)

Total Other Income (Expense)	(368,356)	–	(368,356)

Net Loss	(543,622)	(135,719)	(813,192)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	121,886,347	121,490,584

(The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
(expressed in U.S. dollars)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – November 30, 2005 (date of inception)	–	–	–	–	–

Issuance of shares for cash	60,000,000	60,000	(50,000)	–	10,000

Net loss for the period	–	–	–	(8)	(8)
	–	–
Balance – January 31, 2006	60,000,000	60,000	(50,000)	(8)	9,992

Issuance of shares for cash	60,000,000	60,000	(10,000)	–	50,000

Net loss for the year	–	–	–	(14,302)	(14,302)

Balance – January 31, 2007	120,000,000	120,000	(60,000)	(14,310)	45,690

Net loss for the year	–	–	–	(16,032)	(16,032)

Balance – January 31, 2008	120,000,000	120,000	(60,000)	(30,342)	29,658

Net loss for the year	–	–	–	(24,790)	(24,790)

Balance – January 31, 2009	120,000,000	120,000	(60,000)	(55,132)	4,868

Net loss for the year	–	–	–	(13,583)	(13,583)

Balance – January 31, 2010	120,000,000	120,000	(60,000)	(68,715)	(8,715)

Net loss for the year	–	–	–	(13,719)	(13,719)

Balance – January 31, 2011	120,000,000	120,000	(60,000)	(82,434)	(22,434)

Net loss for the year	–	–	–	(51,417)	(51,417)

Balance – January 31, 2012	120,000,000	120,000	(60,000)	(133,851)	(73,851)

Issuance of shares for cash	1,804,155	1,804	578,196	–	580,000

Net loss for the year	–	–	–	(135,719)	(135,719)
	–	–
Balance – January 31, 2013	121,804,155	121,804	518,196	(269,570)	370,430

Fair value of beneficial conversion feature recorded on issuance of convertible debt	–	–	18,801	–	18,801

Conversion of debt	7,500,000	7,500	4,500	–	12,000

Net loss for the year	–	–	–	(543,622)	(543,622)
	–	–
Balance – January 31, 2014	129,304,155	129,304	541,497	(813,192)	(142,391)

(The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Year ended January 31, 2014 $	Year ended January 31, 2013 $	Accumulated from November 30, 2005 (date of inception) to January 31, 2014 $
Operating Activities
Net loss	(543,622)	(135,719)	(813,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible debenture	19,934	–	19,934
Amortization of deferred financing charges	1,236	–	1,236
Gain on forgiveness of loan	(48,284)	–	(48,284)
Gain on change in fair value of derivative liability	54,438	–	54,438
Impairment of oil and gas property	335,284		335,284
Changes in operating assets and liabilities:
Amounts receivable	–	1,607	–
Prepaid expense and deposits	9,500	10,463	(3,100)
Accounts payable and accrued liabilities	9,571	50,784	69,704
Due to a related party	–	(675)	–

Net Cash Used in Operating Activities	(161,943)	(73,540)	(383,980)

Investing Activities
Oil and gas property expenditures	–	(485,015)	(538,425)

Net Cash Used in Investing Activities	–	(485,015)	(538,425)

Financing activities
Proceeds from issuance of common stock	–	580,000	640,000
Proceeds from issuance of convertible debenture	133,000	–	133,000
Proceeds from loans payable	–	–	156,697
Proceeds from loans payable to director	–	–	33,000
Repayment of loans payable to director	–	–	(33,000)

Net Cash Provided by Financing Activities	133,000	580,000	929,697

Increase (Decrease) in Cash	(28,943)	21,445	7,292

Cash, Beginning of Period	36,235	14,790	–

Cash, End of Period	7,292	36,235	7,292

Non-cash investing and financing activities:
Beneficial conversion feature of convertible debenture	18,801	–	18,801

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of January 31, 2014, the Company had a working capital deficit of $351,069 and an accumulated deficit of $813,192. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of January 31, 2014, the Company had 29,463,117 (2013 – nil) potentially dilutive shares.

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

 Summary of Significant Accounting Policies (continued)

d)	Oil and Gas Property Costs

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

e)	Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

f)	Derivative Liability

From time to time, the Company may issue equity instruments that may contain an embedded derivative instrument which may result in a derivative liability. A derivative liability exists on the date the equity instrument is issued when there is a contingent exercise provision. The derivative liability is records at is fair value calculated by using an option pricing model such as a multi-nominal lattice model. The fair value of the derivative liability is then calculated on each balance sheet date with the corresponding gains and losses recorded in the consolidated statement of operations.

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.Summary of Significant Accounting Policies (continued)

g)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

h)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2014 and 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)	Financial Instruments

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

j)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

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

e)
On February 28, 2013, the Company entered into a Compromise, Settlement and Property Exchange Agreement with MontCrest Energy, Inc. and Black Strata, LLC. Pursuant to the terms of the agreement, the Company transferred its working interests in Coleman County with a book value of $335,285, in consideration of a 100% interest in approximately 1,400 acres of the Coleman County South Lease held by Black Strata, LLC.  During the year ended January 31, 2014, the Company elected not to renew the working interest and recorded a full impairment of the book value.

4. Convertible Debentures

a)
On April 5, 2013, the Company entered into a convertible promissory note agreement for $46,000. Pursuant to the agreement, the loan is unsecured, bears interest at 6% per annum, and is due on April 5, 2016. The note is convertible into common shares of the Company at any time at a conversion price of $0.01 at the option of the note holder.

As at January 31, 2014, the Company owed $2,284 (2013 - $nil) of accrued interest. On January 31, 2014, the loan holder forgave the convertible promissory note and all accrued interest, resulting in a gain on forgiveness of loan of $48,284.

b)
On July 15, 2013, the Company issued a $57,000 convertible note which is unsecured, bears interest at 8% per annum and due on April 17, 2014. The note is convertible into shares of common stock 180 days after the date of issuance (January 11, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at January 31, 2014, accrued interest of $2,488 (2013 - $nil) has been recorded in accounts payable and accrued liabilities. During the year ended January 31, 2014, the Company issued 7,500,000 shares of common stock for the conversion of $12,000.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $57,000 and an equivalent discount which will be charged to operations over the term of the convertible note. During the year ended January 31, 2014, the Company had amortized $16,603 (2013 - $nil) of the debt discount to interest expense. As at January 31, 2014, the carrying value of the debenture was $3,334 (2013 - $nil).

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4. Convertible Debentures (continued)

c)
On September 17, 2013, the Company issued a $32,500 convertible note which is unsecured, bears interest at 8% per annum and due on June 19, 2014. The Company received $30,000, net of issuance fee of $2,500. The note is convertible into shares of common stock 180 days after the date of issuance (March 16, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at January 31, 2014, accrued interest of $976 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

5. Loan Payable

As of January 31, 2014, the Company had loan payable of $156,697 (2013 - $156,697) owing to an unrelated third party. The amount owing is non-interest bearing, unsecured and due on demand.

6. Fair Value Measurements

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy as described in the Company’s significant accounting policies in Note 2.  The following table presents information about the Company’s liabilities measured at fair value as of January 31, 2014.

	Level 1	Level 2	Level 3	Fair Value at January 31, 2014
Liabilities
Derivative liability	-	-	$97,237	$97,237

The fair value changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), relate solely to the derivative liability as follows:

Balance as of January 31, 2013	$-
Derivative liability recorded	97,713
Adjustment due to conversion	(14,201)
Fair value adjustment	13,724
Balance as of January 31, 2014	$97,236

7. Derivative Financial Instruments

The balance sheet caption derivative liability consists of derivative features embedded in convertible debentures including the conversion feature.  These derivative financial instruments are indexed to an aggregate of 29,463,117 shares of the Company’s common stock as of January 31, 2014 and are carried at fair value.  The balance at January 31, 2014 is $97,236.

The valuation of the derivative liability is determined using a Black-Scholes Merton Model because that model embodies all of the relevant assumptions that address the features underlying these instruments.  Significant assumptions used in the Black-Scholes models at January 31, 2014 include the following:

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

Risk-free interest rate	0.05%
Estimated volatility	279.54%
Dividend rate	None
Estimated term in years	0.21

8.	Related Party Transactions

During the period ended January 31, 2014, the Company incurred $76,000 (2013 - $36,000) to the President and CEO of the Company for management services.  As of January 31, 2014, the Company had $3,100 (January 31, 2013 - $10,500) in prepaid expense for management fees paid to the President and CEO of the Company.

9.	Income Taxes

The Company has $451,819 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at January 31, 2014, the Company had no uncertain tax positions.

	2014 $	2013 $

Net loss before taxes	(543,622)	(135,719)
Statutory rate	34%	34%

Computed expected tax recovery	(184,831)	(46,144)
Valuation allowance	184,831	46,144

Income tax provision	–	–

As at January 31, 2014, the Company has non-capital losses carried forward of $451,819, which are available to offset deferred years’ taxable income. These losses expire as follows:

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

$

2026	8
2027	14,302
2028	16,032
2029	24,790
2030	13,583
2031	13,719
2032	51,417
2033	135,719
2034	182,249

451,819

10. Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after January 31, 2014, excepting the following:

a)	On March 4, 2014, the Company issued 10,714,286 common shares for the conversion of $15,000 of convertible debenture as noted in Note 4.

b)	On March 20, 2014, the Company issued 12,153,846 common shares for the conversion of $15,800 of convertible debenture, as noted in Note 4.

c)	On March 24, 2014, the Company issued 4,346,154 common shares for the conversion of $5,650 of convertible debenture, as noted in Note 4.

d)	On March 25, 2014, the Company issued 8,330,769 common shares for the conversion of $10,830 of convertible debenture and accrued interest, as noted in Note 4.

e)
On March 31, 2014, the Company entered into an asset purchase agreement (the “Agreement”) with American Medical Distributors, LLC (“AMD”) where the Company acquired the assets of AMD in exchange for the issuance of 152,172,287 common shares of the Company.

f)	On April 3, 2014, the Company issued 15,625,000 common shares for the conversion of $18,750 of convertible debenture, as noted in Note 4.

g)	On April 8, 2014, the Company issued 12,541,667 common shares for the conversion of $15,050 of convertible debenture and accrued interest, as noted in Note 4.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of January 31, 2014 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2014, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

•
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

•
We did not maintain appropriate cash controls – As of January 31, 2014, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that our company had limited transactions in their bank accounts.

•
We did not implement appropriate information technology controls – As at January 31, 2014, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of January 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once our company is engaged in a business of merit and has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

•	We will attempt to increase the amount of members on Our board of directors and nominate an audit committee or a financial expert in the next fiscal year, 2014- 2015.

•	We will appoint additional personnel to assist with the preparation of our company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B. Other Information

On March 31, 2014, Gregory Rotelli resigned as chief executive officer of our company.

On March 31, 2014, we appointed Howard Taylor as chief executive officer and director of our company, and Daniel Schreiber as a director of our company. Mr. Taylor will also serve as chairman of the board of directors. Our board of directors now consists of Gregory Rotelli, Howard Taylor and Daniel Schreiber. Mr. Rotelli continues to serve as president, chief financial officer, secretary and treasurer of our company.

PART III

Item 10. Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Howard Taylor	Chief Executive Officer and Director	53	March 31, 2014
Gregory Rotelli	President, Chief Financial, Treasurer, Secretary and Director	53	November 30, 2011
Daniel Schreiber	Director	48	March 31, 2014

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

Mr. Gregory Rotelli – President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Gregory Rotelli has been a director of our company since November 30, 2011. He was appointed as chief executive officer, chief financial officer, treasurer, secretary of our company on February 22, 2012 and resigned as chief executive officer on March 31, 2014.  Mr. Rotelli has held leading positions in both technology startups as well as with established public companies. He has also been senior vice president of marketing for such companies as USSearch.com, a search engine technology company, and Systems Integrators (Sii), one of the largest computer hardware/software companies for major newspapers including Financial Times of London, Los Angeles Times, Le Monde of Paris and many more publications worldwide. He has over 25 years’ experience in senior management for both public and early-stage private companies, including former chief operating officer for Direct Stock Market, an online investment bank for emerging growth venture capital financing.

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

From March 2011 to July 2011, Mr. Rotelli was an officer and director of Razor Resources Inc., a minerals exploration company traded on the OTC Bulletin Board.

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

Howard Taylor – Chief Executive Officer, Chairman and Director

Howard Taylor has acted as chief executive officer, chairman of the board and as a director of our company since March 31, 2014. Since 1995, Howard J. Taylor has been chief executive officer of Concorde Capital Limited, a private investment banking and consulting company focused on the sourcing, structuring, funding and management of private placements and private equity transactions. Is this capacity Mr. Taylor has overseen numerous investments and placements of transactions across a broad industry spectrum and managed public reporting and Sarbanes Oxley compliance. Bringing over 25 years capital markets experience, Mr. Taylor has held the NASD Series 7, 24 and 63 licenses, been a registered director with the SFA (UK) and is a Fellow of the Securities Institute in the United Kingdom.

Formerly, Mr. Taylor was an executive with County Natwest Securities, a leading international investment bank, and a director and compliance officer of an NASD and SFA broker dealer where he was responsible for its successful transition into investment banking. He is also a director and major shareholder of UK based Villa Care Ltd., a care home operating and property company and, since 2009, a founding group member of American Scientific Resources, a medical device company that led the way in the development of IR Thermometry. Mr. Taylor served as a director of American Scientific Resources from 2011 to 2012. He is a resident of the United Kingdom.  We appointed Howard Taylor as a member to our board of directors because  his extensive management and corporate finance expertise, and his experience in the medical device industry.

Daniel Schreiber – Director

Daniel Schreiber has acted as a director of our company since March 31, 2014. Since 1997 Mr. Daniel Schreiber has served as the chief executive officer and president of Avior Capital, LLC. At Avior, Mr. Schreiber sources and structures real estate and corporate finance transactions, and oversees the firm’s investment banking team. Mr. Schreiber began his career at Shearson Lehman where is he was a director council member. Mr. Schreiber is a resident of California. We appointed Daniel Schreiber as a member to our board of directors due to his corporate finance and management expertise.

Identification of Significant Employees

We have no significant.  Our officers and directors provide their services to our company as independent consultants on a non-exclusive basis.

Family Relationship

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
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

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
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

•
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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

•	accountability for adherence to the Code of Business Conduct and Ethics.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended January 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended January 31, 2014, and the representations made by the reporting persons to us, we believe that during the year ended January 31, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2014 and 2013; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gregory Rotelli(1)	2014	76,000	Nil	Nil	Nil	Nil	Nil	Nil	76,000
President, CFO, Treasurer,	2013	36,000	Nil	Nil	Nil	Nil	Nil	Nil	36,000
Secretary, and Director

1.
Mr. Gregory Rotelli has been a director of our company since November 30, 2011. He was appointed as chief executive officer, chief financial officer, treasurer, secretary of our company on February 22, 2012 and resigned as chief executive officer on March 31, 2014.

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

Stock Options/SAR Grants

During our fiscal year ended January 31, 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2014.

Option Exercises

During our fiscal year ended January 31, 2014 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, other than as previously filed, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors. We have not made any determination as to whether any of our newly appointed directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules. We have determined that Gregory Rotelli is not an independent director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 28, 2014, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock, as well as by each of our current directors and executive officers as a group. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class(1)

Gregory Rotelli (2) 3020 Old Ranch Parkway, Suite 300 Seal Beach, CA 90740	Common	56,755,000		16.44%

Howard J. Taylor (3) 3020 Old Ranch Parkway, Suite 300 Seal Beach, CA 90740	Common	19,021,536	(4)	5.51%

Daniel J. Schreiber (5) 3020 Old Ranch Parkway, Suite 300 Seal Beach, CA 90740	Common	57,064,608	(6)	16.53%

Directors and Officers as a group	Common	132,841,144		38.48%

Beechwood Properties, LLC (7) Post Office Box 53929 Lafayette, Louisiana	Common	57,064,608		16.53%

Paul A. Rachmuth 265 Sunrise Highway, Ste. 63 Rockville Centre, New York 11570	Common	19,021,536		5.51%

Other over 5% holders	Common	76,086,144		22.04%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 28, 2014. As of April 28, 2014, there were 345,188,164 shares of our company’s common stock issued and outstanding.

(2)
Mr. Gregory Rotelli has been a director of our company since November 30, 2011. He was appointed as chief executive officer, chief financial officer, treasurer, secretary of our company on February 22, 2012 and resigned as chief executive officer on March 31, 2014.

(3)	Howard J. Taylor was appointed as chief executive officer, chairman and as a director of our company on March 31, 2014.
(4)	Includes 19,021,539 shares held by Concorde Capital Limited, a corporation over whose securities Mr. Taylor has voting and dispositive control.
(5)	Daniel J. Schreiber was appointed as a director of our company on March 31, 2014.
(6)
Includes 57,064,608 shares held by the Schreiber Living Trust-DTD 2/08/95 In Care of Avior Capital LLC.  Mr. Schreiber has voting and dispositive control over securities held by Schreiber Living Trust and Avior Capital LLC

(7)	Darcy Klug has voting and dispositive control over securities held by Beechwood Properties, LLC.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with three directors, consisting of Gregory Rotelli, Howard J. Taylor and Daniel J. Schreiber. We have determined that Gregory Rotelli is not  an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).   We have not make any determination regarding the independence of Messrs Taylor and Schreiber. We do not have a standing audit, compensation or nominating committee, but ours director and officers acts in such capacities. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the sole director. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accountant Fees and Services

	Year Ended
	January 31, 2014		January 31, 2013

Audit Fees		$17,000		$12,000
Audit Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$17,000		$12,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of Exhibit

(3)	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.02	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.03	Certificate of Amendment filed on July 23, 2008 (incorporated by reference to our Current Report on Form 8-K filed on August 14, 2008)

3.04	Certificate of Change filed on July 23, 2008 (incorporated by reference to our Current Report on Form 8-K filed on August 14, 2008)

3.05	Certificate of Change filed on June 14, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 16, 2012)

(10)	Material Contracts

10.1	Share Purchase Agreement dated January 24, 2012 between Gregory Rotelli and Bruce Thomson (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2012)

10.2	Form of Financing Agreement dated May 24, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 24, 2012)

10.3	Purchase Agreement and Bill of Sale dated May 29, 2012 between our company and MontCrest Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2012)

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

10.7	Form of Convertible Debenture dated for reference April 5, 2012 issued to Europa Capital AG (incorporated by reference to our Current Report on Form 8-K filed on April 9, 2013)

10.8	Form of Securities Purchase Agreement dated September 17, 2013 between our company and Asher Enterprises, Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)

10.9	Form of Convertible Promissory Note dated September 17, 2013 issued to Asher Enterprises Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)

10.10	Consulting Agreement dated September 1, 2013 between our company and Gregory Rotelli (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 16, 2013)

10.11	Asset Purchase Agreement dated March 31, 2014 between our company and with American Medical Distributors (incorporated by reference to our Current Report on Form 8-K filed on April 2, 2014)

10.12
Assignment Agreement dated March 18, 2014 between our company, American Medical Distributors, Inc. and HuBDIC Co. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 2, 2014)

10.13	Distribution Agreement dated November 27, 2013 between HuBDIC Co. Ltd. and American Medical Distributors, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 2, 2014)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on May 15, 2012)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File (Form 10-K for the year ended January 31, 2014 furnished in XBRL).
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

INDEPENDENCE ENERGY, CORP.
(Registrant)

Dated: May 1, 2014	/s/ Howard J. Taylor
Howard J. Taylor
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 1, 2014	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 1, 2014	/s/ Howard J. Taylor
Howard J. Taylor
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 1, 2014	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)