Form 10-K/A
period 2013-01-31
Independence Energy Corp.
filed 2014-05-14
CIK 1353406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Our company is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the period ended January 31, 2013 (the “Form 10-K”), filed with the Securities and Exchange Commission on May 16, 2013 (the “Original Filing Date”) and subsequently amended on February 10, 2014, to correct clerical errors in Item 15 (Exhibits) errors in Section 15  and to include an audit opinion dated in accordance with Rule 8-01(a) and Rule 2-02(a) of Regulation S-X.  The audit opinion filed on February 10, 2014 was improperly dated.  This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any other disclosures made in the Form 10-K, as amended.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 2 and are included as Exhibits 31.1 and 32.1 hereto.

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

10.7	Form of Convertible Debenture dated for reference April 5,2012 issued to Europa Capital AG (incorporated by reference to our Current Report on Form 8-K filed on April 9, 2013)

(14)*	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Interim report on Form 10-Q filed on June 19, 2012)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101	Interactive Data File

101**	Interactive Data File (Form 10-K for the year ended January 31, 2013 furnished in XBRL).
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

INDEPENDENCE ENERGY, CORP.
(Registrant)

Dated: May 13, 2014	/s/ Gregory Rotelli
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

INDEPENDENCE ENERGY, CORP.
(Registrant)

Dated: May 13, 2014	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)