Form 10-Q/A
period 2013-07-31
Independence Energy Corp.
filed 2014-05-14
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                 Amendment No. 2


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

                                EXPLANATORY NOTE

Our company is filing this Amendment No. 2 on Form 10-Q/A (the "Amendment") to our Quarterly Report on Form 10-Q for the period ended July 31, 2013 (the "Form 10-K"), filed with the Securities and Exchange Commission on September 16, 2013 (the "Original Filing Date"), and amended on February 10, 2014 to include the related certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any other disclosures made in the Form 10-Q.

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

10.3 Purchase Agreement and Bill of Sale dated May 29, 2012 between our company and MontCrest Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2012)

10.4 Joint Development and Operating Agreement dated June 8, 2012 between our company and MontCrest Energy Properties, Inc., MontCrest Energy, Inc., and Black Strata, LLC (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2012)

10.5 Purchaser Agreement and Bill of Sale dated June 18, 2012 between our company and MontCrest Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 19, 2012)

10.6 Compromise, Settlement and Property Exchange Agreement dated February 25, 2013 between our company and MontCrest Energy, Inc. and Black Strata, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2013)

10.7 Form of Convertible Debenture dated for reference April 5,2012 issued to Europa Capital AG (incorporated by reference to our Current Report on Form 8-K filed on April 9, 2013)

10.8 Form of Securities Purchase Agreement dated July 15, 2013 with Asher Enterprises, Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)

10.9 Form of Convertible Promissory Note dated July 15, 2013 with Asher Enterprises, Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)

10.10* Consulting Agreement with Gregory Rotelli dated September 1, 2013 (incorporated by reference to our Interim Report on Form 10-Q filed on September 16, 2014)

(14)     CODE OF ETHICS

14.1 Code of Ethics (incorporated by reference to Interim Report on Form 10-Q filed on June 19, 2012)

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

101      INTERACTIVE DATA FILE

101** Interactive Data File (Form 10-Q for the quarter ended July 31, 2013 furnished in XBRL).
         101.INS XBRL Instance Document
         101.SCH XBRL Taxonomy Extension Schema Document
         101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
         101.DEF XBRL Taxonomy Extension Definition Linkbase Document
         101.LAB XBRL Taxonomy Extension Label Linkbase Document
         101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

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

                               INDEPENDENCE ENERGY, CORP.
                                    (Registrant)


Dated: May 13, 2014            /s/ Gregory Rotelli
                               -------------------------------------------------
                               Gregory Rotelli
                               Chief Executive Officer, Chief Financial Officer,
                               Secretary, Treasurer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)