Form 10-Q
period 2014-04-30
Independence Energy Corp.
filed 2014-06-11
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 2014

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
345,188,164  common shares issued and outstanding as of June 10, 2014.

                            INDEPENDENCE ENERGY CORP.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements                                               3

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        15

   Item 4.  Controls and Procedures                                           15

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 16

   Item 1A. Risk Factors                                                      16

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       16

   Item 3.  Defaults Upon Senior Securities                                   16

   Item 4.  Mine Safety Disclosures                                           16

   Item 5.  Other Information                                                 16

   Item 6.  Exhibits                                                          17

SIGNATURES                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our  financial  statements  are stated in United  States  Dollars  (US$) and are
prepared  in  accordance  with  United  States  Generally  Accepted   Accounting
Principles.

Independence Energy Corp.
(An Exploration Stage Company)
April 30, 2014

Index

Condensed Balance Sheets (unaudited)........................................  5

Condensed Statements of Operations (unaudited)..............................  6

Condensed Statements of Cash Flows (unaudited)..............................  7

Notes to the Condensed Financial Statements (unaudited).....................  8

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Balance Sheets
(expressed in U.S. dollars)

                                                                                       April 30,           January 31,
                                                                                         2014                 2014
                                                                                      ----------           ----------
                                                                                          $                    $
                                                                                     (unaudited)
ASSETS

Current Assets
  Cash                                                                                    35,946                7,292
  Prepaid expenses and deposits                                                               --                3,100
  Deferred financing charge                                                                   --                1,264
                                                                                      ----------           ----------
Total Current Assets                                                                      35,946               11,656

Oil & gas properties                                                                     204,827              208,678
Intangible assets                                                                        320,431                   --
                                                                                      ----------           ----------

Total Assets                                                                             561,204              220,334
                                                                                      ----------           ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued liabilities                                                84,629               72,957
  Convertible debenture, net of unamortized discount of
   $nil and $41,666, respectively                                                             --               35,834
  Loans payable                                                                          156,697              156,697
  Derivative liability                                                                        --               97,237
  Due to related party                                                                     8,601                   --
                                                                                      ----------           ----------

Total Liabilities                                                                        249,927              362,725
                                                                                      ----------           ----------
Stockholders' Equity (Deficit)

Common Stock
  Authorized: 375,000,000 common shares, with a par value of $0.001 per share
  Issued and outstanding: 345,188,164 and 129,304,155 common shares, respectively        345,188              129,304
  Additional paid-in capital                                                             892,832              541,497
  Deficit accumulated during the exploration stage                                      (926,743)            (813,192)
                                                                                      ----------           ----------
Total Stockholders' Equity (Deficit)                                                     311,277             (142,391)
                                                                                      ----------           ----------

Total Liabilities and Stockholders' Equity (Deficit)                                     561,204              220,334
                                                                                      ==========           ==========


   (The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                                                                       Accumulated from
                                                           Three Months           Three Months         November 30, 2005
                                                              Ended                  Ended          (date of inception) to
                                                             April 30,              April 30,              April 30,
                                                               2014                   2013                   2014
                                                           ------------           ------------           ------------
                                                                $                      $                      $
Revenue                                                              --                     --                     --

Operating Expenses
  General and administrative                                     37,069                 37,172                324,556
  Professional fees                                              24,965                 18,785                182,314
                                                           ------------           ------------           ------------
Total Operating Expenses                                         62,034                 55,957                506,870
                                                           ------------           ------------           ------------

Net Operating Loss                                              (62,034)               (55,957)              (506,870)

Other Income (Expense)
  Accretion expense                                             (74,166)                  (305)               (94,100)
  Amortization of deferred financing charges                     (1,264)                    --                 (2,500)
  Gain on forgiveness of loan                                        --                     --                 48,284
  Gain on change in fair value of derivative liability           24,029                     --                (30,409)
  Impairment of oil and gas property                                 --                     --               (335,284)
  Interest expense                                                 (116)                    --                 (5,864)
                                                           ------------           ------------           ------------
Total Other Income (Expense)                                    (51,517)                  (305)              (419,873)
                                                           ------------           ------------           ------------

Net Loss                                                       (113,551)               (56,262)              (926,743)
                                                           ============           ============           ============

Net Loss Per Share, Basic and Diluted                                --                     --
                                                           ============           ============

Weighted Average Shares Outstanding                         164,643,741            121,804,155
                                                           ============           ============


   (The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                                                    Accumulated from
                                                            Three Months         Three Months       November 30, 2005
                                                               Ended                Ended        (date of inception) to
                                                              April 30,            April 30,            April 30,
                                                                2014                 2013                 2014
                                                             ----------           ----------           ----------
                                                                 $                     $                    $
Operating Activities
  Net loss                                                     (113,551)             (56,262)            (926,743)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization of discount on convertible debenture           74,166                  109               94,100
     Amortization of deferred financing charges                   1,264                   --                2,500
     Gain on forgiveness of loan                                     --                   --              (48,284)
     Gain on change in fair value of derivative liability       (24,029)                  --               30,409
     Impairment of oil and gas property                              --                   --              335,284
  Changes in operating assets and liabilities:
     Prepaid expense and deposits                                 3,100               (3,863)                  --
     Accounts payable and accrued liabilities                    19,103               16,967               88,807
     Due to a related party                                       8,601                   --                8,601
                                                             ----------           ----------           ----------
Net Cash Used in Operating Activities                           (31,346)             (43,049)            (415,326)
                                                             ----------           ----------           ----------
Investing Activities
  Oil and gas property expenditures                                  --                   --             (538,425)
  Proceeds from asset acquisition                                60,000                   --               60,000
                                                             ----------           ----------           ----------
Net Cash Provided by (Used in) Investing Activities              60,000                   --             (478,425)
                                                             ----------           ----------           ----------
Financing activities
  Proceeds from issuance of common stock                             --                   --              640,000
  Proceeds from issuance of convertible debenture                    --               46,000              133,000
  Proceeds from loans payable                                        --                   --              156,697
  Proceeds from loans payable to director                            --                   --               33,000
  Repayment of loans payable to director                             --                   --              (33,000)
                                                             ----------           ----------           ----------
Net Cash Provided by Financing Activities                            --               46,000              929,697
                                                             ----------           ----------           ----------

Increase in Cash                                                 28,654                2,951               35,946

Cash, Beginning of Period                                         7,292               36,235                   --
                                                             ----------           ----------           ----------

Cash, End of Period                                              35,946               39,186               35,946
                                                             ==========           ==========           ==========
Non-cash investing and financing activities:
  Beneficial conversion feature of convertible debenture             --                4,600               18,801
  Shares issued for acquisition of intangible assets            380,431                   --              593,412
                                                             ==========           ==========           ==========
Supplemental Disclosures
  Interest paid                                                      --                   --                   --
  Income tax paid                                                    --                   --                   --
                                                             ==========           ==========           ==========


   (The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)
(unaudited)

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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of April 30, 2014, the Company had a working capital deficit of $213,981 and an accumulated deficit of $926,743. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d) Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, EARNINGS PER SHARE, which requires presentation of both basic and diluted earnings per share
(EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of April 30, 2014, the Company had nil (2014 - 29,463,117) potentially dilutive shares.

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)
(unaudited)

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

f) Beneficial Conversion Features

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

l) Derivative Liability

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

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h) Comprehensive Loss

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2014 and January 31, 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)
(unaudited)

3. OIL AND GAS PROPERTIES (continued)

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

4. INTANGIBLE ASSET

On March 31, 2014, the Company entered into an asset purchase agreement (the "Agreement") with American Medical Distributors, LLC ("AMD") where the Company acquired the intangible assets of AMD in exchange for the issuance of 152,172,287 common shares of the Company with a fair value of $320,431 based on the fair value of the Company's common shares on the date of issuance. As a part of this asset acquisition, the Company received $60,000 of cash.

5. CONVERTIBLE DEBENTURES

a) On July 15, 2013, the Company issued a $57,000 convertible note which is unsecured, bears interest at 8% per annum and due on April 17, 2014. The note is convertible into shares of common stock 180 days after the date of issuance (January 11, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. During the year ended January 31, 2014, the Company issued 7,500,000 shares of common stock for the conversion of $12,000. During the period ended April 30, 2014, the Company issued 35,545,055 shares of common stock for the conversion of $45,000 of principal and $2,280 of accrued interest.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $57,000 and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended April 30, 2014, the Company had amortized $41,666 (2013 - $nil) of the debt discount to interest expense. As at April 30, 2014, the carrying value of the debenture was $nil (January 31, 2014 - $3,334).

b) On September 17, 2013, the Company issued a $32,500 convertible note which is unsecured, bears interest at 8% per annum and due on June 19, 2014. The Company received $30,000, net of issuance fee of $2,500. The note is convertible into shares of common stock 180 days after the date of issuance (March 16, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. During the period ended April 30, 2014, the Company issued 28,166,667 shares of common stock for the conversion of $32,500 of principal and $1,300 of accrued interest.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended April 30, 2014, the Company had amortized $32,500 (2013 - $nil) of the debt discount to interest expense. As at April 30, 2014, the carrying value of the debenture was $nil (January 31, 2014 - $32,500).

6. LOAN PAYABLE

As of April 30, 2014, the Company had loan payable of $156,697 (January 31, 2014
- $156,697) owing to an unrelated third party. The amount owing is non-interest bearing, unsecured and due on demand.

Independence Energy Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)
(unaudited)

7. RELATED PARTY TRANSACTIONS

During the period ended April 30, 2014, the Company incurred $22,500 (2013 - $22,500) to the President of the Company for management services. As of April 30, 2014, the Company had $nil (January 31, 2014 - $3,100) in prepaid expense for management fees paid and owed $8,601 (January 31, 2014 - $nil) to the President of the Company.

During the period ended April 30, 2014, the Company incurred $5,000 (2013 - $nil) to the CEO of the Company for consulting services.

8. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after April 30, 2014.

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

WORKING CAPITAL

                                                   April 30,        January 31,
                                                     2014              2014
                                                   --------          --------
                                                      $                 $
Current Assets                                       35,946            11,656
Current Liabilities                                 249,927           362,725
Working Capital (Deficit)                          (213,981)         (351,069)

CASH FLOWS

                                                  Three months     Three months
                                                     ended            ended
                                                   April 30,         April 30,
                                                     2014              2013
                                                   --------          --------
                                                      $                 $
Cash Flows from (used in) Operating Activities      (31,346)          (43,049)
Cash Flows from (used in) Investing Activities       60,000                --
Cash Flows from (used in) Financing Activities           --            46.000
Net Increase (decrease) in Cash During Period        28,654             2,951

OPERATING REVENUES

     For the period from November 30, 2005 (date of inception) to April 30, 2014, our company did not earn any operating revenues.

OPERATING EXPENSES AND NET LOSS

     Operating expenses for the three months ended April 30, 2014 was $62,034 compared with $55,957 for the three months ended April 30, 2013. The increase of $6,077 was due to an increase of $6,180 in professional fees relating to an overall increase in legal services.

     For the three months ended April 30, 2014, our company incurred a net loss of $113,551 or $nil per share compared with $56,262 or $nil per share for the three months ended April 30, 2013. In addition to operating expenses, our company incurred accretion and interest expense of $74,166 relating to the amortization of the discount on the convertible notes, of which all were converted during the period. As at April 30, 2014, our company has no outstanding convertible notes. The accretion expense was offset by a $24,029 gain on the change in fair value of the derivative liability related to the change in the fair value of the conversion feature on the convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

     As at April 30, 2014, our company had cash of $35,946 compared with $7,292 at January 31, 2014. The increase in cash was attributed to the fact that our company obtained additional financing of $60,000 from the acquisition of intangible assets from a non-related company, of which a significant portion remained unspent as at April 30, 2014.

     Our company had total assets at April 30, 2014 of $561,204 compared with $220,334 at January 31, 2014. Overall, cash increased by $28,654 and intangible assets increased by $320,431 offset by a decrease in oil and gas properties of $3,851 and prepaid expenses and deposits of $3,100.

     At April 30, 2014, our company had total liabilities of $249,927 compared with $362,275 at January 31, 2014. The decrease in total liabilities due to the conversion of $35,834 in convertible debentures during the period, which also included the elimination of $97,237 of derivative liability relating to the convertible debentures. The decrease was offset by an increase in accounts payable and accrued liabilities of $11,672 due to the timing of payments relating to day-to-day operations, and an increase of $8,601 in amounts due to related parties.

     During the period ended April 30, 2014, our company issued 63,711,722 common shares for the conversion of all outstanding convertible note debentures and issued 152,172,287 common shares for the acquisition of the intangible assets.

CASHFLOW FROM OPERATING ACTIVITIES

     During the three months ended April 30, 2014, our company used cash of $31,346 for operating activities compared with $43,049 during the three months ended April 30, 2013. The increase in cash used for operating activities was attributed to proceeds received from the acquisition of the intangible assets, which was used to repay outstanding obligations incurred in day-to-day operations of our company.

CASHFLOW FROM INVESTING ACTIVITIES

     During the three months ended April 30, 2014, our company received $60,000 as part of the financing from the acquisition of the intangible assets. Our company did not have any investing activities during the three months ended April 30, 2013.

CASHFLOW FROM FINANCING ACTIVITIES

     During the three months ended April 30, 2014, our company did not have any financing activities compared with proceeds of $46,000 from the issuance of convertible notes during the three months ended April 30, 2013.

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

Exhibit
Number                      Description of Exhibit
------                      ----------------------
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

14.1 Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on May 15, 2012)

(31)     RULE 13A-14(A) / 15D-14(A) CERTIFICATIONS

31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(32)     SECTION 1350 CERTIFICATIONS

32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

101      INTERACTIVE DATA FILE

101** Interactive Data File (Form 10-Q for the quarter ended April 30, 2014 furnished in XBRL).
         101.INS XBRL Instance Document
         101.SCH XBRL Taxonomy Extension Schema Document
         101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
         101.DEF XBRL Taxonomy Extension Definition Linkbase Document
         101.LAB XBRL Taxonomy Extension Label Linkbase Document
         101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

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

                               INDEPENDENCE ENERGY, CORP.
                                    (Registrant)


Dated: June 10, 2014           /s/ Howard J. Taylor
                               -------------------------------------------------
                               Howard J. Taylor
                               Chief Executive Officer and Director
                               (Principal Executive Officer)


Dated: June 10, 2014           /s/ Gregory Rotelli
                               -------------------------------------------------
                               Gregory Rotelli
                               President, Chief Financial Officer, Treasurer,
                               Secretary and Director
                               (Principal Financial Officer and
                               Principal Accounting Officer)