Form 10-Q
period 2014-07-31
Independence Energy Corp.
filed 2014-09-22
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-54323

INDEPENDENCE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-3866475
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3020 Old Ranch Parkway, Suite 300, Seal Beach, CA	90740
(Address of principal executive offices)	(Zip Code)

(562) 799-5588
(Registrant’s telephone number, including area code)

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

☒  YES         ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒  YES      ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  YES      ☒  NO

Independence Energy Corp. had 345,188,164 shares of its common stock issued and outstanding as of September 12, 2014.

Independence Energy Corp.

July 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independence Energy Corp.

Condensed Balance Sheets

	July 31, 2014	January 31, 2014
	(unaudited)
ASSETS

Current Assets

Cash	$2,161	$7,292
Prepaid expenses and deposits	–	3,100
Deferred financing charge	–	1,264
Held for sale - oil and gas properties	56,645	–

Total Current Assets	58,806	11,656

Oil and gas properties	–	208,678
Intangible assets	320,431	–

Total Assets	$379,237	$220,334

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$30,355	$11,488
Convertible debenture, net of unamortized discount of $0 and $41,666, respectively	–	35,834
Loan payable	156,697	156,697
Derivative liability	–	97,237
Due to related party	44,451	–
Liabilities of oil and gas properties	56,645	61,469

Total Liabilities	288,148	362,725

Commitments and Contingencies	–	–

Stockholders’ Equity (Deficit)

Common Stock
Authorized: 375,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 345,188,164 and 129,304,155 common shares, respectively	345,188	129,304

Additional paid-in capital	892,832	541,497

Deficit accumulated	(1,146,931)	(813,192)

Total Stockholders’ Equity (Deficit)	91,089	(142,391)

Total Liabilities and Stockholders’ Equity (Deficit)	$379,237	$220,334

(The accompanying notes are an integral part of these condensed financial statements)

Independence Energy Corp.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013

Revenue	$–	$–	$–	$–

Operating Expenses

General and administrative	70,699	25,681	107,768	62,853
Professional fees	1,750	13,741	26,715	32,526

Total Operating Expenses	72,449	39,422	134,483	95,379

Net Operating Loss	(72,449)	(39,422)	(134,483)	(95,379)

Other Income (Expense)

Amortization of debt discount	–	(1,283)	(74,166)	(496)
Amortization of deferred financing charges	–	–	(1,264)	–
Gain on change in fair value of derivative liability	–	–	24,029	–
Interest expense	–	–	(116)	(1,092)

Total Other Expense, net	–	(1,283)	(51,517)	(1,588)

Loss from Continuing Operations	(72,449)	(40,705)	(186,000)	(96,967)

Discontinued Operations (Note 7)

Loss from discontinued operations	(147,739)	–	(147,739)	–

Loss on Discontinued Operations	(147,739)	–	(147,739)	–

Net Loss and Comprehensive Loss	$(220,188)	$(40,705)	$(333,739)	$(96,967)

Net Loss Per Share, Basic and Diluted	$–	$–	$–	$–

Weighted Average Shares Outstanding, Basic and Diluted	345,188,164	121,804,155	255,907,955	121,804,155

(The accompanying notes are an integral part of these condensed financial statements)

Independence Energy Corp.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended July 31,
	2014	2013
Operating Activities

Net loss from continuing operations	$(186,000)	$(96,967)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of discount on convertible debenture	74,166	496
Amortization of deferred financing charges	1,264	–
Gain on change in fair value of derivative liability	(24,029)	–

Changes in operating assets and liabilities:

Prepaid expense and deposits	3,100	2,127
Accounts payable and accrued liabilities	22,460	822
Due to a related party	44,451	–

Net Cash Used in Operating Activities	(64,588)	(93,522)

Financing activities

Proceeds from acquisition transaction	60,000	–

Proceeds from issuance of convertible debenture	–	103,000

Net Cash Provided by Financing Activities	60,000	103,000

Discontinued operations:

Operating activities	(543)	–

Net Cash Used in Discontinued Operations	(543)	–

Increase (Decrease) in Cash	(5,131)	9,478

Cash, Beginning of Period	7,292	36,235

Cash, End of Period	$2,161	$45,713

Non-cash investing and financing activities:
Beneficial conversion feature of convertible debenture	$–	$4,600
Shares issued on conversion of convertible debt	$147,212	$–
Shares issued for acquisition of intangible assets	$320,431	$–

Supplemental Disclosures
Interest paid	$–	$–
Income tax paid	$–	$–

(The accompanying notes are an integral part of these condensed financial statements)

Independence Energy Corp.

Notes to the Condensed Financial Statements

(unaudited)

1.	Nature of Operations and Continuance of Business

Independence Energy Corp. (the "Company") was incorporated in the State of Nevada on November 30, 2005. The Company was organized to explore natural resource properties in the United States. On March 31, 2014, the Company acquired the exclusive right to distribute certain medical products and has changed its focus to the medical products distribution business.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will be able to continue as a going concern without further financing. Currently, the Company must continue to realize its assets to discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of July 31, 2014, the Company had a working capital deficit of $229,347 and an accumulated deficit of $1,146,931. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future medical products distribution business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company’s fiscal year-end is January 31.

b)	Use of Estimates

The financial statements and related notes are prepared in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation and impairment of long-lived assets, asset retirement obligations, fair value of share-based payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of July 31, 2014 and 2013, the Company had no potentially dilutive shares.

Independence Energy Corp.

Notes to the Condensed Financial Statements

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

e)	Oil and Gas Property Costs

The Company utilizes the full-cost method of accounting for oil and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration, and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country-by-country basis. If the Company obtains proven oil and natural gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties and exploratory wells in progress are not amortized until it is determined whether or not proved reserves could be assigned to the properties. Until such determination is made, the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and natural gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus the cost of property not being amortized; plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less income tax effects related to differences between the book and tax basis of the property. For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves could be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. During the period ended July 31, 2014, the Company decided that it does not intend to continue its oil and gas business and the relevant assets have been impaired.

f)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with standards which require the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred.  Generally, the amount of the asset retirement obligation and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor after discounting the future cost back to the date that the abandonment obligation was incurred using an assumed cost of funds rate for the Company. After initially recording such amounts, these asset retirement obligations are accreted to their future estimated value using the same assumed cost of funds and the capitalized costs are depleted using the future gross revenue method over the productive lives of the Company’s oil and gas properties.  This is accounted for as a reduction of assets held for sale as these are directly related to the assets to be disposed.

g)	Beneficial Conversion Features

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

h)	Derivative Liability

From time to time, the Company may issue equity instruments that may contain an embedded derivative instrument which may result in a derivative liability. A derivative liability exists on the date the equity instrument is issued when there is a contingent exercise provision. The derivative liability is recorded at its fair value calculated by using an option pricing model such as a multi-nominal lattice model. The fair value of the derivative liability is then calculated on each balance sheet date with the corresponding changes in the asset or liability recorded as derivative gains and losses in the consolidated statement of operations.

i)	Income Taxes

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

Independence Energy Corp.

Notes to the Condensed Financial Statements

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

j)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of July 31, 2014, the Company had no items that represented comprehensive loss and, therefore, did not include a schedule of comprehensive loss in the financial statements.

k)	Financial Instruments

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

l)	Reclassifications

Certain financial statement items have been reclassified to conform to current period financial reporting requirements.

m)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the period ended July 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Independence Energy Corp.

Notes to the Condensed Financial Statements

(unaudited)

3.	Oil and Gas Properties

a)	On December 15, 2011, the Company acquired a 2.5% interest in four wells in the Quinlan Lease (the “Quinlan Lease”) from Wise Oil and Gas LLC (“Wise”) for $39,040, with the option to increase the interest to 10%. The Quinlan Lease is located in Pottawatomie County, Oklahoma.

On December 23, 2011, the Company acquired an additional 2.5% interest in the Quinlan Lease for $39,040. On March 1, 2012, the Company acquired an additional 5% interest in the Quinlan Lease for $78,080, which brought the Company’s total interest in the Quinlan Lease to 10%.

During the period ended July 31, 2014, the Company decided to discontinue their interest in the Quinlan Lease. As a result, the Company recognized an impairment of $147,739 to reflect the net liabilities owed on oil and gas production.

b)	On March 29, 2012, the Company acquired a 5% interest in a 70% net revenue interest in certain properties located in Coleman County, Texas for $115,000. On June 28, 2012, the Company amended the original agreement so that the Company has a 7% interest in a 75% net revenue interest in such properties for an additional payment of $47,000, which replaced the terms of the original agreement.

On May 29, 2012, the Company acquired a 2.5% interest in a 70% net revenue interest in two oil and gas wells and approximately 20 acres of land surrounding such properties in Coleman County, Texas for $82,500. On June 8, 2012, the Company acquired a 12.5% interest in such wells, with an option to acquire an additional 12.5% interest, for $90,785. Collectively, these properties in Coleman County, Texas comprised an area of 2,421 acres.

On February 28, 2013, the Company entered into a Compromise, Settlement and Property Exchange Agreement with MontCrest Energy, Inc. and Black Strata, LLC. Pursuant to the terms of such agreement, the Company transferred its working interests in the properties in Coleman County, Texas for a 100% interest in approximately 1,400 acres of the Coleman County South Lease held by Black Strata, LLC.

During the year ended January 31, 2014, the Company elected not to renew the working interest in the Coleman County South Lease and recognized an impairment of $335,285 to reflect the book value of such lease.

4.	Intangible Asset

On March 31, 2014, the Company entered into an asset purchase agreement (the “Agreement”) with American Medical Distributors, LLC (“AMD”) where the Company acquired the intangible assets of AMD in exchange for the issuance of 152,172,287 shares of the Company’s common stock with a fair value of $320,431 based on the fair value of such shares on the date of issuance. As a part of this asset acquisition, the Company received $60,000 of financing.

5.	Convertible Notes

a)	On July 15, 2013, the Company issued an unsecured convertible note in a principal amount of $57,000 bearing interest at 8% per annum and due on April 17, 2014 (the “April 2014 Note”). The April 2014 Note was convertible into shares of common stock 180 days after the date of issuance (or January 11, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the shares of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice was sent by the holder to the Company. During the year ended January 31, 2014, the Company issued 7,500,000 shares of its common stock upon the conversion of $12,000 of the principal amount of the April 2014 Note. During the period ended July 31, 2014, the Company issued an additional 35,545,055 shares of its common stock upon the conversion of the remaining $45,000 of the principal amount of the April 2014 Note plus $2,280 of accrued interest.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of the April 2014 Note equal to the principal amount of $57,000 and an equivalent discount which was charged to operations over the term of the April 2014 Note. During the six month period ended July 31, 2014, the Company had amortized the [remaining] $41,666 of the debt discount to interest expense. As of July 31, 2014, the April 2014 Note was no longer outstanding and the Company did not have a carrying value for such note.

b)	On September 17, 2013, the Company issued an unsecured convertible note in a principal amount of $32,500 bearing interest at 8% per annum and due on June 19, 2014 (the “June 2014 Note”). The Company received $30,000, net of issuance fee of $2,500. The June 2014 Note was convertible into shares of common stock 180 days after the date of issuance (or March 16, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the shares of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice was sent by the holder to the Company. During the three month period ended July 31, 2014, the Company issued 28,166,667 shares of its common stock upon the conversion of the full $32,500 of the principal of the June 2014 Note plus $1,300 of accrued interest.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of the June 2014 Note equal to the principal amount of $32,500 and an equivalent discount which was charged to operations over the term of the June 2014 Note. During the six month period ended July 31, 2014, the Company had amortized the full $32,500 of the debt discount to interest expense. As of July 31, 2014, the June 2014 Note was no longer outstanding and the Company did not have a carrying value for such note.

Independence Energy Corp.

Notes to the Condensed Financial Statements

(unaudited)

6.	Loan Payable

In December 2011, the Company received a loan in the amount of $156,697 from an unrelated third party. The loan is non-interest bearing, unsecured and due on demand.

7.	Related Party Transactions

a)	During the three month period ended July 31, 2014, the Company incurred $22,500 to a director for management and consulting services.

b)	During the three month period ended July 31, 2014, the Company incurred $30,000 to its Chief Executive Officer for consulting services.

8.	Discontinued operations

On June 23, 2014, the Company impaired its remaining oil and natural gas properties and changed its focus to the medical products distribution business. The Company’s oil and gas properties have been classified as held for sale and are reflected at the estimated fair value expected to be realized by the Company. As a result, the Company’s impairment of its oil and gas properties and change in direction for the Company’s business, all expenses related to the oil and natural gas operations have been classified as discontinued operations.

The results of discontinued operations are summarized as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2014	2013	2014	2013

Operating Expenses

Impairment of oil and natural gas property	$147,739	$–	$147,739	$–

Total Operating Expenses	147,739	–	147,739	–

Net Loss From Discontinued Operations	$(147,739)	$–	$(147,739)	$–

9.	Subsequent Events

Subsequent to July 31, 2014, we borrowed $15,100 from two stockholders pursuant to a promissory note. The promissory note accrues interest at 7% per annum and is due upon demand.

Item 2.  Management's Discussion and Analysis or Plan of Operation

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are all statements other than statements of historical facts. The words “may,” “can,” “will” “should,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “potential,” “proposed,” and any similar expressions are intended to identify those assertions as forward-looking statements. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties. In evaluating these statements, you should consider the various factors which may cause actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to revise or update any forward-looking statements.

Working Capital

	July 31,	January 31,
	2014	2014
Current Assets	$58,806	$11,656
Current Liabilities	$288,148	$362,725
Working Capital (Deficit)	$(229,342)	$(351,069)

Cash Flows

	Six months ended July 31,
	2014	2013
Cash Flows used in Operating Activities	$(64,588)	$(93,522)
Cash Flows from Financing Activities	$60,000	$103,000
Net Increase (decrease) in Cash During Period	$(5,131)	$9,478

Operating Revenues

For the period from November 30, 2005 (date of inception) to July 31, 2014, our company did not earn any operating revenues.

Operating Expenses and Loss from Continuing Operations

Operating expenses for the three months ended July 31, 2014 was $72,449 compared with $39,422 for the three months ended July 31, 2013. The increase of $33,027 was due principally to the management fees of $30,000 for the Company’s Chief Executive Officer.

Operating expenses for the six months ended July 31, 2014 was $134,483 compared with $95,379 for the six months ended July 31, 2013. The increase of $39,104 was due principally to the management fees of $40,000 for the Company’s Chief Executive Officer.

For the three months ended July 31, 2014, we incurred a $72,449 loss from continuing operations or $0.00 per share compared with a loss from continuing operations of $40,705 or $nil per share for the three months ended July 31, 2013. In addition to operating expenses, we incurred $1,283 of expense during the three months ended July 31, 2013 relating to the amortization of the discount on the convertible notes, all of which were converted during the three month period ended July 31, 2014. As of July 31, 2014, we had no outstanding convertible notes.

For the six months ended July 31, 2014, we incurred a $186,000 loss from continuing operations or $0.00 per share compared with a loss from continuing operations of $96,967 or $nil per share for the six months ended July 31, 2013. In addition to operating expenses, we incurred $74,282 of expense relating to the amortization of the discount on the convertible notes during the six month period ended July 31, 2014. The amortization of the debt discount was offset by a $24,029 gain resulting from the change in fair value of the derivative liability due to the change in the fair value of the conversion feature on the convertible notes. During the same six month period during 2013, accretion and interest expense totaled only $1,588.

Discontinued Operations and Net Loss

This was due primarily to our decision to sell our interest in the Quinlan properties during the three month period ended July 31, 2014. As a result, the Company recognized an impairment of $147,739 reflecting the estimated fair value of the assets held. For the three month period ended July 31, 2014, we reported a net loss of $220,188, or $nil per share. This compares to a net loss of $40,705, or $nil per share, for the same three month period ended in 2013.

Due to the impairment charge of $147,739 resulting from our decision to sell interest in the Quinlan properties, we reported a net loss of $333,739, or $0.00 per share, for the six month period ended July 31, 2014. This compares to a net loss of $96,967, or $0.00 per share, for the six month period ended July 31, 2013.

Liquidity and Capital Resources

As of July 31, 2014, we had cash of $2,161 compared with $7,292 at January 31, 2014. During the six month period ended July 31, 2014 we obtained additional financing of $60,000 in connection with the acquisition of intangible assets from AMD. Approximately $15,000 of this amount was paid to our Chief Executive Officer and $22,750 paid to our President as management fees during the six month period ended July 31, 2014.

We had total assets at July, 2014 of $379,237 compared with $220,334 at January 31, 2014. Overall, intangible assets increased by $320,431 offset by a decrease in oil and gas properties of $152,033 and prepaid expenses and deposits of $3,100.

At July 31, 2014, we had total liabilities of $288,148 compared with $362,275 at January 31, 2014. The decrease in total liabilities was due to the conversion of $35,834 in convertible notes during the period, which also included the elimination of $97,237 of derivative liability relating to the convertible notes. The decrease was offset by an $18,867 increase in accounts payable and accrued liabilities due to the timing of payments relating to day-to-day operations, and an increase of $44,451 in amounts due to related parties.

During the six month period ended July 31, 2014, we issued 63,711,722 shares of our common stock upon the conversion of all of the outstanding convertible notes and issued 152,172,287 shares of our common stock upon the acquisition of the intangible assets of AMD and received $60,000 of financing.

Cash flow from Operating Activities

During the six months ended July 31, 2014, we used cash of $64,588 for operating activities compared with $93,522 during the six months ended July 31, 2013. The decrease in cash used for operating activities was attributed to increases in our payables and amounts due to a related party which more than offset higher day-to-day general and administrative expenses for our Company.

Cash Flow from Financing Activities

During the six months ended July 31, 2014, we received $60,000 as part of the financing in connection with the acquisition of the intangible assets from AMD.

During the six months ended July 31, 2013, we received proceeds of $103,000 in connection with the issuance of both series of 8% convertible notes.

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

Future Financings

We will continue to rely on financial support from our stockholders and our ability to raise equity capital or debt financing in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide the information under this item.

Item 4.	Controls and Procedures

Management's Report on Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.02	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.03	Certificate of Amendment filed on July 23, 2008 (incorporated by reference to our Current Report on Form 8-K filed on August 14, 2008)

3.04	Certificate of Change filed on July 23, 2008 (incorporated by reference to our Current Report on Form 8-K filed on August 14, 2008)

3.05	Certificate of Change filed on June 14, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 16, 2012)

Exhibit Number	Description of Exhibit
(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

101	Interactive Data File

101**	Interactive Data File (Form 10-Q for the quarter ended July 31, 2014 furnished in XBRL).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE ENERGY CORP.
(Registrant)

Dated: September 15, 2014	/s/ Howard J. Taylor
Howard J. Taylor
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 15, 2014	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

