Form 10-Q
period 2014-10-31
Independence Energy Corp.
filed 2014-12-19
CIK 1353406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2014

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _____________

                        Commission File Number 000-54323


                            INDEPENDENCE ENERGY CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                           20-3866475
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

  3753 Pennridge Drive, St. Louis MO                           63034
(Address of principal executive offices)                     (Zip Code)

                                 (314) 344-1920
              (Registrant's telephone number, including area code)

             3020 Old Ranch Parkway, Suite 300, Seal Beach, CA 90740
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

Independence Energy Corp. had 360,094,082 shares of its common stock issued and outstanding as of December 17, 2014.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Independence Energy Corp.
October 31, 2014

Index

Condensed Balance Sheets (unaudited)........................................  3

Condensed Statements of Operations (unaudited)..............................  4

Condensed Statements of Cash Flows (unaudited)..............................  5

Notes to the Condensed Financial Statements (unaudited).....................  6

INDEPENDENCE ENERGY CORP.
Condensed Balance Sheets
(expressed in U.S. dollars)

                                                                       October 31,            January 31,
                                                                          2014                   2014
                                                                      ------------           ------------
                                                                           $                      $
                                                                       (unaudited)
ASSETS

Current Assets
  Cash                                                                       4,158                  7,292
  Prepaid expenses and deposits                                                 --                  3,100
  Deferred financing charge                                                     --                  1,264
                                                                      ------------           ------------
Total Current Assets                                                         4,158                 11,656

Assets of discontinued operations                                           56,645                208,678
Intangible assets                                                          320,431                     --
                                                                      ------------           ------------

Total Assets                                                               381,234                220,334
                                                                      ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued liabilities                                  38,912                 11,488
  Convertible debenture, net of unamortized discount of
   $nil and $41,666, respectively                                               --                 35,834
  Loans payable                                                            171,797                156,697
  Derivative liability                                                          --                 97,237
  Due to related parties                                                    91,851                     --
  Liabilities of discontinued operations                                    56,645                 61,469
                                                                      ------------           ------------

Total Liabilities                                                          359,205                362,725
                                                                      ------------           ------------
Stockholders' Equity (Deficit)

Common Stock
  Authorized: 375,000,000 common shares, with a par value
   of $0.001 per share
  Issued and outstanding: 345,188,164 and 129,304,155 common
   shares, respectively                                                    345,188                129,304
  Additional paid-in capital                                               892,832                541,497
  Accumulated deficit                                                   (1,215,991)              (813,192)
                                                                      ------------           ------------
Total Stockholders' Equity (Deficit)                                        22,029               (142,391)
                                                                      ------------           ------------

Total Liabilities and Stockholders' Equity (Deficit)                       381,234                220,334
                                                                      ============           ============


                 (The accompanying notes are an integral part of
                     these condensed financial statements)

INDEPENDENCE ENERGY CORP.
Condensed Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                        Three Months       Three Months       Nine Months        Nine Months
                                                           Ended               Ended             Ended              Ended
                                                         October 31,        October 31,        October 31,        October 31,
                                                            2014               2013               2014               2013
                                                        ------------       ------------       ------------       ------------
                                                             $                  $                  $                  $
Revenue                                                           --                 --                 --                 --

Operating Expenses
  General and administrative                                  57,354             29,733            165,122             92,586
  Professional fees                                           11,454              7,298             38,169             39,824
                                                        ------------       ------------       ------------       ------------
Total Operating Expenses                                      68,808             37,031            203,291            132,410
                                                        ------------       ------------       ------------       ------------

Net Operating Loss                                           (68,808)           (37,031)          (203,291)          (132,410)

Other Income (Expense)
  Accretion expense                                               --             (2,552)           (74,166)            (4,140)
  Amortization of deferred financing charges                      --                 --             (1,264)                --
  Gain on change in fair value of derivative liability            --                 --             24,029                 --
  Interest expense                                              (252)                --               (368)                --
                                                        ------------       ------------       ------------       ------------
Total Other Income (Expense)                                    (252)            (2,552)           (51,769)            (4,140)
                                                        ------------       ------------       ------------       ------------

Loss from Continuing Operations                              (69,060)           (39,583)          (255,060)          (136,550)
                                                        ------------       ------------       ------------       ------------
Discontinued Operations (Note 7)
  Loss from discontinued operations                               --                 --           (147,739)                --
                                                        ------------       ------------       ------------       ------------

Loss on Discontinued Operations                                   --                 --           (147,739)                --
                                                        ------------       ------------       ------------       ------------

Net Loss and Comprehensive Loss                              (69,060)           (39,583)          (402,799)          (136,550)
                                                        ============       ============       ============       ============

Net Loss Per Share, Basic and Diluted                             --                 --                 --                 --
                                                        ============       ============       ============       ============

Weighted Average Shares Outstanding                      345,188,164        121,804,155        285,885,251        121,804,155
                                                        ============       ============       ============       ============


                 (The accompanying notes are an integral part of
                      these condensed financial statements)

INDEPENDENCE ENERGY CORP.
Condensed Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                  Nine Months          Nine Months
                                                                     Ended                Ended
                                                                   October 31,          October 31,
                                                                      2014                 2013
                                                                   ----------           ----------
                                                                       $                    $
Operating Activities
  Net loss from continuing operations                                (255,060)            (136,550)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization of discount on convertible debenture                 74,166                  882
     Amortization of deferred financing charges                         1,264                  417
     Gain on change in fair value of derivative liability             (24,029)                  --
  Changes in operating assets and liabilities:
     Prepaid expense and deposits                                       3,100                5,017
     Accounts payable and accrued liabilities                          31,017                4,065
     Due to a related party                                            91,851                   --
                                                                   ----------           ----------
Net Cash Used in Operating Activities                                 (77,691)            (126,169)
                                                                   ----------           ----------
Investing Activities
  Proceeds from asset acquisition                                      60,000                   --
                                                                   ----------           ----------
Net Cash Provided by Investing Activities                              60,000                   --
                                                                   ----------           ----------
Financing activities
  Proceeds from issuance of convertible debenture                          --              133,000
  Proceeds from loan payable                                           15,100                   --
                                                                   ----------           ----------
Net Cash Provided by Financing Activities                              15,100              133,000
                                                                   ----------           ----------
Discontinued operations:
  Operating activities                                                   (543)                  --
                                                                   ----------           ----------
Net Cash Used in Discontinued Operations                                 (543)                  --
                                                                   ----------           ----------

Increase (Decrease) in Cash                                            (3,134)               6,831

Cash, Beginning of Period                                               7,292               36,235
                                                                   ----------           ----------

Cash, End of Period                                                     4,158               43,066
                                                                   ==========           ==========
Non-cash investing and financing activities:
  Beneficial conversion feature of convertible debenture                   --                4,600
  Shares issued for acquisition of intangible assets                  380,431                   --
                                                                   ==========           ==========
Supplemental Disclosures
  Interest paid                                                            --                   --
  Income tax paid                                                          --                   --
                                                                   ==========           ==========


                 (The accompanying notes are an integral part of
                      these condensed financial statements)

INDEPENDENCE ENERGY CORP.
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)
(unaudited)

1. NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Independence Energy Corp. (the "Company") was incorporated in the State of Nevada on November 30, 2005. The Company was organized to explore natural resource properties in the United States. On March 31, 2014, the Company acquired the exclusive right to distribute certain medical products and has re-focused its business to the medical products distribution.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of October 31, 2014, the Company had a working capital deficit of $355,047 and an accumulated deficit of $1,215,991. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

INDEPENDENCE ENERGY CORP.
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d) Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, EARNINGS PER SHARE, which requires presentation of both basic and diluted earnings per share
(EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of October 31, 2014, the Company had nil (January 31, 2014 - 29,463,117) potentially dilutive shares.

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

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus the cost of property not being amortized; plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less income tax effects related to differences between the book and tax basis of the property. For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. During the period ended July 31, 2014, the Company does not intend to continue its oil and gas business and the relevant assets have been impaired.

INDEPENDENCE ENERGY CORP.
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)
(unaudited)

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

g) Derivative Liability

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

h) Income Taxes

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

i) Comprehensive Loss

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31 and January 31, 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j) Financial Instruments

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

j) Financial Instruments (continued)

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

k) Reclassifications

Certain financial statement items have been reclassified to conform to current period financial reporting requirements.

l) Recent Accounting Pronouncements

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

During the period ended July 31, 2014, the Company decided to discontinue their interest in the Quinlan properties. As a result, the Company recognized an impairment of $147,739 to reflect the net liabilities owed on oil and gas production.

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

5. CONVERTIBLE DEBENTURES

a) On July 15, 2013, the Company issued a $57,000 convertible note which is unsecured, bears interest at 8% per annum and due on April 17, 2014. The note is convertible into shares of common stock 180 days after the date of issuance (January 11, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. During the year ended January 31, 2014, the Company issued 7,500,000 shares of common stock for the conversion of $12,000. During the period ended July 31, 2014, the Company issued 35,545,055 shares of common stock for the conversion of $45,000 of principal and $2,280 of accrued interest.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $57,000 and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended July 31, 2014, the Company had amortized $41,666 (2013 - $nil) of the debt discount to interest expense. As at July 31, 2014, the carrying value of the debenture was $nil (January 31, 2014 - $3,334).

b) On September 17, 2013, the Company issued a $32,500 convertible note which is unsecured, bears interest at 8% per annum and due on June 19, 2014. The Company received $30,000, net of issuance fee of $2,500. The note is convertible into shares of common stock 180 days after the date of issuance (March 16, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company's common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. During the period ended July 31, 2014, the Company issued 28,166,667 shares of common stock for the conversion of $32,500 of principal and $1,300 of accrued interest.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended July 31, 2014, the Company had amortized $32,500 (2013 - $nil) of the debt discount to interest expense. As at July 31, 2014, the carrying value of the debenture was $nil (January 31, 2014 - $32,500).

INDEPENDENCE ENERGY CORP.
Notes to the Condensed Financial Statements
(expressed in U.S. dollars)
(unaudited)

6. LOAN PAYABLE

a) As of October 31, 2014, the Company had loan payable of $156,697 (January 31, 2014 - $156,697) owing to an unrelated third party. The amount owing is non-interest bearing, unsecured and due on demand.

b) On August 5, 2014, the Company received a $15,100 loan from shareholders of the Company pursuant to a promissory note. The loan bears interest of 7% per annum, is unsecured, and due on demand.

7. RELATED PARTY TRANSACTIONS

a) During the period ended October 31, 2014, the Company  incurred $22,500 (2013
- $22,500) to a director of the Company for management and consulting services. As of October 31, 2014, the Company had $nil (January 31, 2014 - $3,100) in prepaid expense for management fees paid and owed $41,851 (January 31, 2014 - $nil) to the President of the Company.

b) During the period ended October 31, 2014, the Company  incurred $30,000 (2013
- $nil) to the CEO of the Company for consulting services. As of October 31, 2014, the Company owed $50,000 (January 31, 2014 - $nil) to the CEO of the Company.

c) On August 5, 2014, the Company received a $15,100 loan from shareholders of the Company pursuant to a promissory note. The loan bears interest of 7% per annum, is unsecured, and due on demand.

8. DISCONTINUED OPERATIONS

On June 23, 2014, the Company impaired its oil and gas properties and re-focused its business to the medical products distribution. As a result, the Company's impairment of its oil and gas properties and change in direction for the Company's business, all expenses related to the oil and gas operations have been classified as discontinued operations.

The results of discontinued operations are summarized as follows:

                                         Three Months      Three Months      Nine Months        Nine Months
                                            Ended             Ended             Ended              Ended
                                          October 31,       October 31,       October 31,        October 31,
                                             2014              2013              2014               2013
                                           --------          --------          --------           --------
                                              $                 $                 $                  $
Operating Expenses
  Impairment of oil and gas property             --                --           147,739                 --
                                           --------          --------          --------           --------
Total Operating Expenses                         --                --           147,739                 --
                                           --------          --------          --------           --------
Net Loss From Discontinued Operations            --                --          (147,739)                --
                                           ========          ========          ========           ========

9. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after October 31, 2014, excepting the following:

On November 12, 2014, the Company entered into a securities purchase agreement with two accredited investors. Under the terms of the agreement, the Company issued 14,905,918 common shares and warrants to purchase up to 7,452,959 common shares for consideration of $50,000. The warrants entitle the holder to purchase common shares of the Company at an exercise price of $0.005 per share for a period of two years from the date of issuance.

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

WORKING CAPITAL

                                                 October 31,         January 31,
                                                    2014                2014
                                                 ----------          ----------
                                                     $                   $
Current Assets                                        4,158              11,656
Current Liabilities                                 359,205             362,725
Working Capital (Deficit)                          (355,047)           (351,069)

CASH FLOWS

                                                Nine months         Nine months
                                                   ended               ended
                                                 October 31,         October 31,
                                                    2014                2013
                                                 ----------          ----------
                                                     $                   $
Cash Flows from (used in) Operating Activities      (77,691)           (126,169)
Cash Flows from (used in) Investing Activities       60,000                  --
Cash Flows from (used in) Financing Activities       15,100             133,000
Net Increase (decrease) in Cash During Period        (3,134)              6,831

OPERATING REVENUES

     As of October 31, 2014, our company did not earn any operating revenues.

OPERATING EXPENSES AND NET LOSS

     Operating expenses for the three months ended October 31, 2014 was $68,808 compared with $37,031 for the three months ended October 31, 2013. The increase of $31,777 was due to an increase of $27,621 for general and administrative expenses due to the transitioning to the Company's new business objectives and an increase of $4,156 in professional fees due to increases in SEC filing fees for legal and accounting expenses.

     Operating expenses for the nine months ended October 31, 2014 was $203,291 compared with $132,410 for the nine months ended October 31, 2013. The increase of $70,881 was due to an increase in general and administrative expenses due to the transitioning to the Company's new business objectives.

     For the nine months ended October 31, 2014, the Company incurred a net loss of $255,060 from continuing operations compared to $136,550 during the nine months ended October 31, 2013. In addition to operating expenses, the Company incurred accretion and interest expense of $74,534 relating to the amortization of the discount on the convertible notes, of which all were converted during the period. As at October 31, 2014, the Company has no outstanding convertible notes. The accretion expense was offset by a $24,029 gain on the change in fair value of the derivative liability related to the change in the fair value of the conversion feature on the convertible notes.

     In addition the loss from continuing operations, the Company incurred a loss of $147,739 from discontinued operations relating to the book value of the oil and gas properties which have been discontinued.

LIQUIDITY AND CAPITAL RESOURCES

     As at October 31, 2014, the Company had cash of $4,158 compared with $7,292 at January 31, 2014. The decrease in cash was attributed to the fact that the Company raised limited cash flows from investing and financing activities to support its operating activities.

     The Company had total assets at October 31, 2014 of $381,234 compared with $220,334 at January 31, 2014. The increase was due to intangible assets of $320,431 related to the common shares issued for the acquisition of licenses during the year, offset by a decrease of $152,033 for the loss and impairment of oil and gas properties which were discontinued during the year.

     At October 31, 2014, our company had total liabilities of $359,205 compared with $362,275 at January 31, 2014. The Company had an increase in accounts payable and accrued liabilities of $27,424, amounts due to related parties of $91,851, and loans payable of $15,100 offset by a decrease in the fair value of the derivative liability of $97,237 and convertible debenture of $35,834 as the Company converted all of its outstanding convertible debentures during the period

     During the period ended October 31, 2014, the Company issued 63,711,722 common shares for the conversion of all outstanding convertible note debentures and issued 152,172,287 common shares for the acquisition of the intangible assets.

CASHFLOW FROM OPERATING ACTIVITIES

     During the nine months ended October 31, 2014, the Company used cash of $77,691 for operating activities compared with $126,169 during the nine months ended October 31, 2013. The increase in cash used for operating activities was attributed to proceeds received from the acquisition of the intangible assets, which was used to repay outstanding obligations incurred in day-to-day operations of the Company.

CASHFLOW FROM INVESTING ACTIVITIES

     During the nine months ended October 31, 2014, the Company received $60,000 as part of the financing from the acquisition of the intangible assets. The Company did not have any investing activities during the three months ended April 30, 2013.

CASHFLOW FROM FINANCING ACTIVITIES

     During the nine months ended October 31, 2014, the Company received proceeds of $15,100 from the issuance of a loan payable compared with proceeds of $133,000 from the issuance of convertible notes during the nine months ended October 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer to allow for timely decisions regarding required disclosure.

     As of the end of the quarter covered by this report, we carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the period covered by this report there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(32)     SECTION 1350 CERTIFICATIONS

32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

Exhibit
Number                      Description of Exhibit
------                      ----------------------

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

                               INDEPENDENCE ENERGY, CORP.
                                    (Registrant)


Dated: December 17, 2014       /s/ Howard J. Taylor
                               -------------------------------------------------
                               Howard J. Taylor
                               Chief Executive Officer and Director
                               (Principal Executive Officer)


Dated: December 17, 2014       /s/ Gregory Rotelli
                               -------------------------------------------------
                               Gregory Rotelli
                               President, Chief Financial Officer, Secretary,
                               Treasurer and Director
                               (Principal Financial Officer and
                               Principal Accounting Officer)