Form 10-K
period 2015-01-31
Independence Energy Corp.
filed 2015-05-18
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ____________

Commission file number 000-54323

INDEPENDENCE ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	20-3866475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

219 Chemin Metairie Road, Youngsville, LA	70592
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (337) 269-5933

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the 141,655,877 shares of Common Stock held by non-affiliates was $453,299 based on a $0.0032 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

360,094,082 common shares as of April 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Cautionary Statement About Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks listed below and in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements:

•	Changes in the effects of the significant level of competition that exists in the medical device distribution industry, or our inability to attract customers for other reasons.

•	The unexpected cost of regulation applicable to our industry, and the possibility of future additional regulation.

•	Our lack of insurance coverage in the event we incur an unexpected liability.

•	Our lack of a proven operating history and the possibility of future losses that are greater than we currently anticipate.

•	The possibility that we may not be able to generate revenues or access other financing sources necessary to operate our business.

•	Our inability to attract necessary personnel to run and market our business.

•	The volatility of our stock price.

•	Changes in the market prices for our products, or our failure to perform or renew the distribution agreement for our products.

•	Our failure to execute our growth strategy or enter into other lines of business that we may identify as potentially profitable for our company.

•	Changes in economic and business conditions.

•	Changes in accounting policies and practices we may voluntarily adopt or that we may be required to adopt under generally accepted accounting principles in the United States.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Independence Energy Corp., unless otherwise indicated.

Item 1. Business

Corporate Overview

We were incorporated in the State of Nevada on November 30, 2005 under the name “Oliver Creek Resources Inc.” At inception, we were an exploration stage company engaged in the acquisition, exploration and development of natural resources properties.

Effective August 12, 2008, we effected a forward stock split of our issued and outstanding common stock on a 12 new for 1 old basis such that our authorized capital remained at 75,000,000 shares of common stock with a par value of $0.001 per share and our issued and outstanding shares increased from 2,000,000 shares of common stock to 24,000,000 shares of common stock. Also effective August 12, 2008, we changed our name from “Oliver Creek Resources Inc.” to “Independence Energy Corp.” The change of name was approved by our directors and a majority of our shareholders.

The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 12, 2008 under the new stock symbol “IDNG”.

Effective June 22, 2012, we effected a forward split of our authorized and issued and outstanding shares of common stock on a 5 new for 1 old basis such that our authorized capital increased from 75,000,000 to 375,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock increased from 24,360,831 to 121,804,155 shares of common stock, all with a par value of $0.001 per share.

On April 5, 2013, we entered into a private placement subscription agreement with Europa Capital AG (“Europa”) pursuant to which we issued to Europa a convertible debenture in the aggregate amount of $46,000. The convertible debenture carried interest at the rate of 6% per annum and could be converted into shares of our common stock at the rate of $0.01 per share. Interest and principal were payable on the third anniversary of the debenture, provided that any unconverted portions could be pre-paid at our discretion.  As of January 31, 2014, we owed $2,284 of accrued interest in respect of the debenture. On January 31, 2014, the debenture holder forgave the convertible promissory note and all accrued interest, resulting in a gain on forgiveness of loan of $48,284.

Effective July 22, 2013, we entered into and closed a securities purchase agreement with Asher Enterprises, Inc. (“Asher”). Under the terms of the agreement, we issued an 8% convertible promissory note, in the principal amount of $57,000, with a maturity date of April 17, 2014 and could be converted into shares of our common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from July 15, 2013, subject to adjustments as further set out in the note. Our company had the right to prepay the note together with all accrued interest within 180 days of July 15, 2013 subject to a prepayment penalty equal to 15% during the first 30 days of the prepayment period and increasing by 5% during each subsequent 30 day period. Following the maturity date of April 17, 2014, the note bore interest at the rate of 22%.  As of March 25, 2014 (See “Recent Sales of Unregistered Securities”), all of the unpaid principal and accrued interest in respect to these convertible promissory note was converted into shares of our common stock.

On September 23, 2013, we closed a securities purchase agreement dated September 17, 2013 with Asher. Under the terms of the agreement, our company issued an 8% convertible promissory note, in the principal amount of $32,500, with a maturity date of June 19, 2014 which could be converted into shares of our company’s common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from June 19, 2014, subject to adjustments as further set out in the note. Our company had the right to prepay the note together with all accrued interest within 180 days of September 17, 2013 subject to a prepayment penalty equal to 15% during the first 30 days of the prepayment period and increasing by 5% during each subsequent 30 day period. Following the maturity date of June 19, 2014, the note would have borne interest at the rate of 22%. As of April 8, 2014 (See “Recent Sales of Unregistered Securities”), all unpaid principal and accrued interest in respect of the convertible promissory note was converted into shares of our common stock.

On March 31, 2014, we acquired from American Medical Distributors, LLC (“AMD”) all right, title and interest of AMD in and to a certain distribution contract (the “HuBDIC Agreement”) dated November 27, 2013, with HuBDIC Co. Ltd., a Korea corporation, pursuant to which AMD had been granted the exclusive right to distribute in North, South and Central America certain professional and consumer grade non-contact thermometers known as the Thermofinder FS-700 Pro and FS-700 (retail version), and any future versions. As additional consideration, we also received $60,000 and any assets of AMD related to its distribution business, including all sales leads and related materials (collectively, including the HuBDIC Agreement, the “AMD Assets”).

In consideration of the AMD Assets, we issued to four designees of AMD an aggregate of 152,172,287 shares of our common stock.

Effective November 12, 2014, we completed a private equity funding with certain accredited investors. Under the terms of the agreement we sold 14,905,918 shares of our common stock in exchange for $50,000 ($0.0034 per share) in the aggregate. Additionally, in consideration of the purchase price, we granted warrants to acquire an additional 7,452,959 shares of our stock over a two year period at an aggregate exercise price of $0.0050 per share or gross proceeds of $37,265.

Current Business

We currently operate two lines of business – distribution of medical devices and oil and gas exploration. We are classified as a crude petroleum and natural gas company and, until recently, our business focused exclusively on oil and natural gas exploration and production in the United States.

Business History - Medical Device Distribution

On March 31, 2014, we entered into and closed an asset purchase agreement with American Medical Distributors, LLC (“AMD”). Pursuant to the agreement we have acquired from AMD all right, title and interest of AMD in and to a certain distribution contract (the “HuBDIC Agreement”) dated November 27, 2013 with HuBDIC Co. Ltd., a Korea corporation (“HuBDIC”), pursuant to which AMD had been granted the exclusive right to distribute in the Americas certain professional and consumer grade non-contact thermometers known as the Thermofinder FS-700 Pro and FS-700 (retail version), and any future versions. As additional consideration, we also received $60,000 and any assets of AMD related to its distribution business, including all sales leads and related materials (collectively, including the HuBDIC Agreement, the “AMD Assets”).

The material terms of the HuBDIC Agreement are as follows: (a) term of five years from November 7, 2013; (b) upon receiving U.S. Food and Drug Administration (“FDA”) marketing clearance of the HuBDIC products, we are required to purchase a minimum of 3,000 product units for re-sale during year one of the distribution period, 8,000 during year two, and 15,000 during each subsequent year; (c) a $10,000 distribution fee previously paid to HuBDIC by AMD will be credited toward our first product order; and (d) the distribution fee is refundable to us at our election. On or about July 2, 2014, HuBDIC received marketing clearance from the FDA for the sale and distribution of the Thermofinder. In Novermebr 2014, we paid for and took delivery of 500 units of the Thermofinder FS-700 Pro. We have agreed with HuBDIC to defer payment for and delivery of the balance of 2,500 units until a later date. The Company is actively soliciting orders for and has sold some of the first 500 units. The Company’s board of directors is currently evaluating future marketing strategies for the sales and distribution of additional units.

About Thermofinder FS-700 and FS-700 Pro

The Thermofinder is medical grade non-contact thermometer that is currently approved and distributed in Asia and Europe.  It is available in two versions, the FS-700 (retail model) and FS-700 Pro (professional model).  The device features include the following:

·	Two measuring modes, including body temperature and surface/ambience modes, which allows the reading of air temperature and fluid temperature (for example, bath water, baby’s bottles).

·	Non-invasive design—Operated by pointing and pressing within 3-5 centimeters of the patient’s forehead or other target.

·	Easy to read LCD backlit display with multi-color screen and alert function. A green light is shown for normal reading, and an orange light for high readings.

·	Less than 2 second reading response time.

·	Reading accuracy within 0.3 degrees celsius for body temperature and 2 degrees celsius for object temperature.

·	International Organization for Standardization (ISO) 13485 and American Society for Testing and Materials (ASTM) Compliant.

·	More hygienic than conventional oral and ear reading thermometers—Eliminates the need for probe covers and reduces sterilization requirements.

·	The FS-700 Pro model is equipped with a medical grade protection cover, logo lanyard, anti-microbial option, and rechargeable battery and station.

Markets and Marketing Plan

The Thermofinder is intended to provide economic thermometry to a broad base of users and is ideal for home and institutional use.  The market for the device includes:

·	Retail Pharmacies

·	Hospitals

·	Physicians Offices

·	Private and Public Healthcare Clinics

·	Corrections Facilities

·	Schools

·	Veterinary Clinics

·	Emergency Services

·	Long Term Care Facilities

We intend to focus our initial marketing on the professional market. This strategy will reduce initial marketing costs, while establishing product awareness in the health community.

Plan of Operation

Our plan of operations for the next 12 months is to prepare our marketing and distribution strategy and our sales and distribution force for the Thermofinder.  We will also require additional capital to carry out our current business plan. We currently do not have sufficient financing to fully execute our business plan and there is no assurance that we will be able to obtain the necessary financing to do so.

We may not be able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our stock, but we are uncertain about our continued ability to raise funds privately. If we are unable to secure adequate capital to execute our plan of operation, our shareholders may lose some or all of their investment and our business may fail.

We estimate that our expenses over the 12 month period beginning June 1, 2015 will be approximately $1,000,000 as described in the table below. These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders, investors, lenders or other sources.

Description	Estimated Completion Date	Estimated Expenses

Legal and accounting fees	12 months	$100,000
Marketing and advertising	12 months	500,000
Employees and Consultant Compensation	12 months	250,000
General and Administrative	12 months	150,000
Total		$1,000,000

We intend to meet our cash requirements for the 12 month period beginning June 1, 2015 through a combination of debt financing and equity financing by way of private placements and through product sales. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any private placement financings on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out our business plan, in which case we intend to scale back our expenditures in order to accommodate the working capital available to us.

Business History - Oil and Gas Exploration

We continue to hold a 10% working interests in the Quinlan 1, 2, 3, and 4 wells located in Pottawatomie County, Oklahoma, described below (“Quinlan Wells”). This interest is our only remaining oil and gas property. We do not directly hold the leases underlying the wells and therefore are not responsible for the payment or evaluation of any obligations under the leases. The leaseholder of the property is responsible for paying and maintaining the leases. As a working interest holder, we are responsible for our pro-rata share of lease operating expenses.    We may sell our working interest in the Quinlan Wells if we identify a favorable opportunity or otherwise determine that disposing of the asset would be in our best interest. As at the date of this report we have been invoiced for approximately $57,628 in lease operating expenses related to the Quinlan Wells.  This amount remains unpaid.  Our failure to pay the outstanding amounts entitles the lease holder to foreclose on our working interest.  The operator of the Quinlan Wells has offered to cancel all outstanding obligations on the Quinlan Wells in exchange for an assignment of our ownership interest in the Quinlan Wells. We are currently evaluating this offer.

On December 15, 2011, we acquired a 2.5% working interest in the Quinlan Wells from Wise Oil and Gas LLC, with the option to increase that interest to 10%. As of the closing, we began generating revenue from the operating well on the property even though the well was in the exploration and evaluation stage. On December 23, 2011, we closed an acquisition for an additional 2.5% working interest bringing our total working interest in the Quinlan Wells to 5% for which we paid a total of $78,080.

Effective March 1, 2012, we paid an additional $78,080 to Wise Oil and Gas for an additional 5% participation in the Quinlan 1, 2 and 3 wells at a cost of $15,616 per 1%. Our company now holds a 10% interest in the Quinlan Wells.

Effective March 29, 2012, we acquired a 5% working interest on a 70% net revenue interest in a drilling program in Coleman County, Texas. The interest was acquired from MontCrest Energy, Inc. (“MontCrest”) for total consideration of $115,000. On June 18, 2012, we amended and replaced the original agreement to acquire a 7% working interest on a 75% net revenue interest in two well drilling programs for additional consideration of $46,000.

On May 29, 2012, we entered into and closed a purchase agreement and bill of sale to acquire a 2.5% working interest on a 70% net revenue interest in two oil and gas wells: the Taylor - MEI # 113 and Taylor - MEI # 115 from MontCrest. The wells are located on MontCrest's Taylor Lease in Coleman County, Texas. The 2.5% interest was acquired for total consideration of $82,500. The interest includes approximately 20 acres of land surrounding each well above the measured depth of four thousand feet. The wells are located within T. & N.O.R.R Survey No. 28, Abstract 1667 in Coleman County, Texas.

On June 8, 2012, we entered into and closed a joint development and operating agreement with MontCrest Energy Properties, Inc., MontCrest and Black Strata, LLC (“Black Strata”), to acquire a 12.5% working interest, with an option to acquire an additional 12.5% working interest from MontCrest. The 12.5% interest was acquired for total consideration of $90,785. The areas in mutual interest consist of approximately 2,421 acres, in Coleman County, Texas, located within T. & N.O.R.R Survey Block, Abstract 1640, Abstract 654, Abstract 851 and Abstract 865.

On February 28, 2013, we entered into a compromise, settlement and property exchange agreement dated February 25, 2013 with MontCrest and Black Strata. Pursuant to the terms of the agreement, we transferred to MontCrest our 25% working interests in Wells 105, 106, 113 and 115 of the Coleman County South Leases located in Coleman County, Texas, in consideration of a 100% interest in approximately 1,400 acres of the Coleman County South Lease held by Black Strata.   We have no outstanding obligations in relation to the leases or the compromise, settlement, and property exchange agreement dated February 25, 2013.

During the year ended January 31, 2014, the Company elected not to renew the working interest in the Coleman County South Lease (held by Black Strata) and recognized an impairment of $335,284 to reflect the book value of that lease. As at April 1, 2014, all oil and gas leases in which we held any interest located on the Coleman County South Property expired.

On June 23, 2014, we impaired our remaining oil and gas properties and changed our focus to the medical products distribution business. Our oil and gas properties have been classified as held for sale and are reflected at the estimated fair value we expect to realize. As a result, of our impairment of the oil and gas properties and change in direction for our business, all expenses related to the oil and natural gas operations have been classified as discontinued operations.

Insurance

We do not maintain any insurance but will be required under the HuBDIC agreement to maintain insurance in the future prior to launching our medical device distribution operations. Because we do not currently have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Competition

The medical device distribution industry is highly competitive. We are a development stage company without established operations in our industry and have a weak competitive position. We aim to compete with junior and senior medical device manufacturers or distributors who are actively seeking to develop or acquire and sell devices competitive with our own.  Competition for the medical device assets is intense and we may lack the technological information, human resources, infrastructure, expertise, and financial resources available to our competitors. Such competition could adversely impact our ability to attain the financing necessary for us to develop our current assets, generate revenues, or obtain and develop future assets.

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

In the face of competition, we may not be successful in acquiring or successfully exploiting any distribution rights which we have acquired or may acquire in the future.  Despite this, we hope to compete successfully in the medical device industry by:

·	maintaining low operating costs;

·	relying on the strength of our management’s and future sales team’s contacts;

·	utilizing our team's previous product and sales and support experience in the specific device area; and

·	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

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

Employees; Identification of Certain Significant Employees

Currently, we do not have any employees. Our officers are providing their services to us on an independent consultant basis, but we have not entered into any consulting or employment agreements with them. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We intend to engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our anticipated sales and marketing programs.

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

In the United States, thermometers for human clinical use are classified as medical devices and require (i) an establishment license and (ii) depending on the class of device sought to be marketed, pre-market approval (PMA) or the less rigorous pre-market clearance.

Establishment License

Owners or operators of places of business (also called establishments or facilities) that are involved in both the production and distribution of medical devices intended for use in the United States (U.S.) are required to register annually with the FDA. This process is known as establishment registration.  Most establishments that are required to register with the FDA are also required to list the devices that are made there and the activities that are performed on those devices.  As domestic distributors of medical devices in the United States, we will not be required to obtain an establishment license, although the owner/operator of the products we distribute will be so required.  Certain countries do not require an establishment license.

Depending on the class designation of the device sought to be marketed, the owner/operator of the product must also obtain pre-market approval (PMA) or pre-market notification clearance before marketing in the U.S.

U.S. Medical Device Class Designations:

The FDA has established classifications for different generic types of devices and grouped them into medical specialties. Each of these devices is assigned to one of three regulatory classes based on the level of control the FDA deems necessary to assure the safety and effectiveness of the device.

Class I includes products of which several examples are already approved and marketed in Canada or the U.S. As long as the basic science remains the same, the application for approval of a new product is straightforward. Examples of products in this category include pregnancy tests or regular needles/syringes.

Class II products are those which are non-invasive, meaning they are not injected or inserted into the patient. Often these products are approved and sold throughout the world. The products which we are currently focusing on distributing all belong to Class II. In order to secure the necessary license for these products, we are required to submit all the documentation which led to the approval of the products in other countries. In our case, our products are already approved in Europe and Korea.  We are required to submit to the FDA all the scientific data, results, approval process and certificates of good quality management, ISO 13485. Usually, products that have the ISO accreditation will satisfy FDA requirements.

Class III and IV include medical devices that use invasive techniques. If the medical device has been approved in another region, it is considered Class III. If it is new, it is considered Class IV. Invasive testing equipment such as colonoscopy, endoscopy, body lesion removal devices etc., are all considered Class III or IV. None of our products fall within Class III or IV.

Premarket Clearance

We intend to focus our medical device distribution business on Class I or II devices.  Electronic Clinical Thermometers such as the Thermofinder are classified as Class II devices by the FDA are not subject to Premarket Approval (PMA).

Each person who wants to market in the U.S., a Class I or II device intended for human use, for which a Premarket Approval (PMA) is not required, must submit a 510(k) application to the FDA unless the device is exempt from the Section 510(k) requirements of the Federal Food, Drug, and Cosmetic Act (the Act).

A 510(k) application is a pre-market submission made to the FDA to demonstrate that the device to be marketed is at least as safe and effective, that is, substantially equivalent to a legally marketed device that is not subject to PMA. Submitters must compare their device to one or more similar legally marketed devices and make and support their substantial equivalency claims. A legally marketed device is a device that was legally marketed prior to May 28, 1976, for which a PMA is not required, or a device that has been reclassified from Class III to Class II or Class I, or a device which has been found substantially equivalent through the 510(k) process.  The legally marketed device(s) to which equivalence is drawn is commonly known as the "predicate."  Although devices recently cleared under 510(k) are often selected as the predicate to which equivalence is claimed, any legally marketed device may be used as a predicate.  Legally marketed also means that the predicate cannot be one that is in violation of the Act.

Before marketing a device, each submitter must receive an order, in the form of a letter, from the FDA which finds the device to be substantially equivalent and states that the device can be marketed in the U.S. This order "clears" the device for commercial distribution.

Until the submitter receives an order declaring a device substantially equivalent, the submitter may not proceed to market the device. Once the device is determined to be substantially equivalent, it can then be marketed in the U.S. The substantially equivalent determination is usually made within 90 days and is made based on the information submitted by the submitter.

Substantial Equivalence

A 510(k) clearance requires demonstration of substantial equivalence to another legally U.S. marketed device. Substantial equivalence means that the new device is at least as safe and effective as the predicate.

A device is substantially equivalent if, in comparison to a predicate it:

·	has the same intended use as the predicate; and

·	has the same technological characteristics as the predicate;

or

·	has the same intended use as the predicate; and

·	has different technological characteristics and the information submitted to the FDA;

·	does not raise new questions of safety and effectiveness; and

·	demonstrates that the device is at least as safe and effective as the legally marketed device.

A claim of substantial equivalence does not mean the new and predicate devices must be identical. Substantial equivalence is established with respect to intended use, design, energy used or delivered, materials, chemical composition, manufacturing process, performance, safety, effectiveness, labeling, biocompatibility, standards, and other characteristics, as applicable.

A device may not be marketed in the U.S. until the submitter receives a letter declaring the device substantially equivalent. If the FDA determines that a device is not substantially equivalent, the applicant may:

·	resubmit another 510(k) application with new data,

·	request a Class I or II designation through the de novo process

·	file a reclassification petition, or

·	submit a premarket approval application (PMA).

Status of Thermofinder Premarket Clearance

HuBDIC Co. Ltd. made a 510(k) submission to the FDA on January 29, 2014 and received pre-market clearance for the Thermofinder FS-700 and FS-700 Pro on or about July 2, 2014.

Future Business Opportunities

The Company’s board of directors is currently evaluating our future strategy for marketing the Thermofinder FS-700 and FS-700 Pro non-contact thermometers. Under consideration is possibly contracting with third parties for the distribution of the Thermofinder FS-700 Pro to hospitals, doctors, schools, home health care providers, etc. The Company is considering engaging an independent marketing representative to offer its consumer version of the digital non-contact thermometer, Thermofinder FS-700, through retail chains. No decision has yet been made on the future marketing strategies.

Our board of directors is evaluating whether to seek opportunities related to the distribution of other medical devices besides the Thermofinder.

The Company’s board of directors is also considering entry into other lines of business including, but not necessarily limited to, commercial and hospitality real estate, specialized financial services and equipment rental services. No decision has yet been made on entering these or other future lines of business.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public on our website at www.independenceenergycorp.com and at the Securities and Exchange Commission’s website at http://www.sec.gov. The information on our website is not a part of this document. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330.

Item 1A. Risk Factors

Risks Related to Our Overall Business Operations

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred net losses of $396,808 and $543,622 for the fiscal years ended January 31, 2015 and 2014, respectively. As a result, at January 31, 2015, we had an accumulated deficit of $1,210,000.  We have not generated any significant revenues since our inception and do not anticipate that we will generate revenues sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our medical device technology or future products for which we may acquire a distribution license. We may not be able to successfully exploit any distribution rights which we acquire and may never become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the years ended January 31, 2015 and 2014, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 1 to our financial statements for the year ended January 31, 2015, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives.  We expect to continue to incur development costs and operating costs, losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $1,000,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional funds to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

We have been invoiced for but have not paid approximately $57,628 in lease operating expenses related to our interest in the Quinlan Wells. Our failure to pay the amount outstanding entitles the leaseholder to foreclose on our interest. We have received an offer from the operator of the Quinlan Wells to cancel the outstanding obligations on the Quinlan Wells in exchange for our assigning our interest in the Quinlan Wells to the operator. We are currently evaluating this offer.

Our ability to market and sell our medical devices will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

·	support our planned growth and carry out our business plan;

·	hire quality personnel for all areas of our business; and

·	address competing technological and market developments.

We have a total of 375,000,000 authorized shares of which 360,094,082 shares of our common stock are currently outstanding. Because of the limited number of available authorized shares we may not be able to obtain adequate additional equity or debt financing on acceptable terms as required. The private equity financing we completed in November 2014 prohibits us from completing a reverse stock split for a period of one year from the date of the closing. In order to raise adequate levels of capital necessary to meet the Company’s future needs, the board of directors may need to consider amending its articles of incorporation to increase the number of authorized shares or authorize the possible issuance of preferred stock.

Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Any additional equity financing may involve substantial dilution to our then existing shareholders. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations or sell significant assets, and our ability to generate revenues may be negatively affected.

If we fail to effectively manage the growth of our company and the commercialization of our medical devices, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our medical devices and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

The effect of competition in our industry could adversely impact our ability to generate revenues.

The medical device distribution industry is highly competitive. We are a development stage company without established operations in our industry and have a weak competitive position. We aim to compete with junior and senior medical device manufacturers or distributors who are actively seeking to develop or acquire and sell devices competitive with our own.  Competition for the medical device assets is intense and we may lack the technological information, human resources, infrastructure, expertise, and financial resources available to our competitors.  Such competition could adversely impact our ability to attain the financing necessary for us to develop our current assets, generate revenues, or obtain and develop future assets.

The Company has failed to file tax returns since inception.

The Company has never filed federal or state tax returns. While the Company has incurred losses since its inception and no tax liabilities are expected, the failure to file federal and state tax returns could result in penalties.

Risks Related to the Market for Our Stock

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include: our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors; changes in financial estimates by us or by any securities analysts who might cover our stock; speculation about our business in the press or the investment community; significant developments relating to our relationships with our customers or suppliers; stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; customer demand for our products; changes in governmental regulation of the medical devices that we distribute; investor perceptions of our industry in general and our company in particular; the operating and stock performance of comparable companies; general economic conditions and trends; announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; changes in accounting standards, policies, guidance, interpretation or principles; loss of external funding sources; sales of our common stock, including sales by our directors, officers or significant stockholders; and additions or departures of key personnel. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

We have never declared or paid any cash dividends on shares of our common stock and do not anticipate doing so.

We intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so our ability to pay dividends and meet other obligations may depend upon the receipt of dividends or other payments from any operating subsidiaries we may have in the future.

We are subject to penny stock regulations and restrictions, therefore the market for our common stock is limited and you may have difficulty selling your shares.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is therefore subject to Rule 15g-9 under the Securities Exchange Act of 1934, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 (excluding the value of their primary residence) or annual incomes exceeding $200,000 individually, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Securities Exchange Act of 1934, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

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

Item 2. Properties

Our offices are currently located at 219 Chemin Metairie Road, Youngsville, LA 70592 and our telephone number is (337) 269-5933. The property is owned by a shareholder and we currently use this office space at the rate $0 per month. As of the date of this filing, we have not sought to move or change our office site as our space is adequate to meet our needs. We intend to secure additional office and warehouse space for our planned medical device business. We do not own any real property.

Quinlan Wells

On December 15, 2011, we closed the acquisition of a 2.5% interest in the Quinlan Wells from Wise Oil and Gas LLC, with the option to increase that interest to 10%. On December 23, 2011 we closed an additional 2.5% for a total of 5%. The cost of the 5% of interest was $78,080. The Quinlan Wells are located in Pottawatomie County, Oklahoma, within the NE Shawnee Field Township 11 North, Range 4 East, within Section 19. The four wells lie between the Nemaha ridge to the west and then on to the west flank of the Seminole-Cushing ridge (Hunton Uplift) to the east and north of Pauls Valley.

Effective March 1, 2012, we paid an additional $78,080 to Wise Oil and Gas for an additional 5% participation in the Quinlan 1, 2 and 3 wells located in Pottawatomie County, Oklahoma at a cost of $15,616 per 1%.We now hold a 10% interest in the Quinlan 1, 2 and 3 wells. Quinlan #4 is a salt water disposal well for the Quinlan 1, 2 and 3 wells.

The Quinlan Lease lies within the NE Shawnee Field in Sections 13 and 24, Township 11 North, Range 4 East and Sections 18 and 19, Township 11 North, Range 5 East, Pottawatomie County, Oklahoma, and is approximately 11 miles north and east of Shawnee near the junction of State Highway 9A and Interstate I40 East. The Quinlan’s #1, #2, #3, and #4 (the salt water well) all lie in Section 19 of the above township and range and are in the southern most portion of the Central Oklahoma Platform. The Central Oklahoma Platform is located between two large sedimentary basins, the Anadarko Basin to the west and the Arkoma Basin to the east and southeast. The field with the four wells lies between the Nemaha Ridge to the west and then on to west flank of the Seminole-Cushing Ridge (Hunton Uplift) to the east and north of the Pauls Valley Uplift. The forces responsible for creating regional structures in the Ordovician appear to have begun in the middle Devonian epeirogeny. At this time, uplift occurred from the northeast, creating a regional dip to the southwest in the Hunton Limestone and older formations; therefore, with associated faulting with these uplifts allowed these ancient structures to accumulate oil reserves. The Wilzetta Fault occurred during this major uplift period and is a major fault system trending Northeast-Southwest and extending many miles both to the north and south of the NE Shawnee Field and is considered to be the west boundary fault to the field. Specifically, the field appears to be trapping oil in several faulted anticlinal features with production being reflected in the Hunton Limestone, Viola Limestone, and the first Wilcox Sand.

The Quinlan #1 was originally open hole completed in the first Wilcox Sandstone from 4,778' to 4,782'. The Simpson Dolomite from 4,742' to 4,750' and the Viola Limestone from 4,726' to 4,732' were tested several years later. Later production from the Quinlan #1 was documented producing an oil cut from 8 - 15%, (i.e. 100 barrels of total volume = 8 to 15 barrels are oil) on a daily basis from the first Wilcox Sandstone (primary objective), Viola Limestone and Simpson Dolomite (second objective). Finally, the Hunton Limestone formation was perforated and produced on a forty acre spacing pattern and was also perforated in the Quinlan #2. The Quinlan #1 is currently producing approximately 6 barrels of oil per day.

The Quinlan #2 was originally drilled to the base of the Simpson Dolomite formation and completed in the Hunton Limestone. The Hunton Limestone was perforated from 4,594' to 4,604'. In 1976, the well was deepened to the first Wilcox and perforated in the Viola Limestone from 4,720' to 4,733' and the Simpson Dolomite from 4,756' to 4,762'. In February of 2011, the well was installed with a 70HP down-hole test submersible pump which was recently removed after a 90 day interval resulting in an average daily production rate of 13 barrels of oil with 1,000 barrels of saltwater. The test pump was removed from the wellbore on May 17, 2011 and re-equipped the following day with a permanent 120HP down-hole submersible pump. Quinlan #2 has been totally re-equipped during 2012, and is currently producing approximately 18 barrels of oil per day.

The Quinlan #3 was tested in the Hunton Limestone and proved to be uneconomical due to a very low oil production rate with heavy water production. Quinlan #3 has been totally re-equipped during 2012, and is currently producing approximately 8 barrels of oil per day.

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

Summary of Estimated Oil and Gas Reserves as of Fiscal-Year End

We do not have any audited or independently verified figures for production or reserve reporting for the Quinlan Wells.

Current Status of Working Interest

We currently own a 10% interest in the Quinlan Wells.  As at the date of this report we have been invoiced for approximately $57,628 in lease operating expenses related to the Quinlan Wells.  This amount remains unpaid.  Our failure to pay the outstanding amounts entitles the lease holder to foreclose on our working interest.  We are actively seeking purchasers to assume our working interest and related liabilities.

Operator

Wise Oil and Gas is the operator of the Quinlan Lease. Wise Oil and Gas has been a fully licensed oil and gas operator since 1989 in the State of Oklahoma. Wise Oil and Gas has owned and operated wells throughout the State of Oklahoma, and continues to do so, since 1989. Wise Oil and Gas is the operator of our company’s working interest in the Quinlan Leases. Larry Wise has extensive oil and gas operating experience. Mr. Wise worked as a junior field engineer with Phillips 66 Petroleum Company 1977-1979. From 1979-1982 he worked for Jerry Scott Company as completion superintendent overseeing 14 drilling rigs and over 300 producing properties; 1982-1988 with JOMC Oil Co; 1988-1993 with Texas United Petroleum and 1993-1999 with Pottawatomie County Energy serving as president, fund raiser and chief operating officer for all three companies. From 1999 through to 2006 he operated Wise Oil and Gas Company, LLC and served as an independent engineering consultant responsible for all operations of Morris E. Stewart Oil Company, Oklahoma City, OK, Kirrie Oil Company, Oklahoma, OK, HoCo, Inc. Oil Company, Wichita Falls, TX, and Buccaneer Energy Corporation, Tampa Bay, FL.

Acreage

The following table shows our gross and net acreage position on the Quinlan Lease as of January 31, 2015. Please note that we hold a total of 10% turnkey working interest in the property.

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

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 12, 2006, our common stock was quoted for trading on the Over-the-Counter Bulletin Board under the symbol OVCR. On August 12, 2008, we changed our name from “Oliver Creek Resources Inc.” to “Independence Energy Corp.” The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 12, 2008 under the new stock symbol “IDNG”. Our stock did not begin trading until February 23, 2012.

The following table sets forth the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board

Quarter Ended	High	Low

January 31, 2015	$0.0058	$0.0016
October 31, 2014	$0.0198	$0.0012
July 31, 2014	$0.0070	$0.0024
April 30, 2014	$0.0055	$0.0020
January 31, 2014	$0.0099	$0.0025
October 31, 2013	$0.0080	$0.0034
July 31, 2013	$0.0125	$0.0045
April 30, 2013	$0.0400	$0.0027

Record Holders

As of April 30, 2015, an aggregate of 360,094,082 shares of our common stock were issued and outstanding and there were approximately 11 shareholders of record of our common stock exclusive of shares held in street name.

Our common shares are issued in registered form. vStock Transfer, LLC (telephone number 212-828-8436) is the registrar and transfer agent for our common shares.

Recent Sales of Unregistered Securities

During the fiscal year ended January 31, 2015, we sold the following securities in transactions that were not registered under the Securities Act of 1933.

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

On April 3, 2014, we issued 15,625,000 common shares to Asher Enterprises, Inc. for the conversion of $18,750 of convertible debenture.

On April 8, 2014, we issued 12,541,667 common shares to Asher Enterprises for the conversion of $15,050 of a convertible debenture and accrued interest.

Each of the above described issuances to Asher Enterprises Inc. was made in reliance on Rule 506 of Regulation D of the Securities Act of 1933.

On March 31, 2014, we entered into an asset purchase agreement with American Medical Distributors, LLC pursuant to which we issued an aggregate of 152,172,287 common shares to four investors.  These securities were issued to three U.S. persons in reliance on Rule 506 of Regulation D under the Securities Act of 1933 and one non-U.S. person in reliance on Regulation S the Securities Act of 1933.

On November 12, 2014 we sold 14,905,918 shares of our common stock to two accredited investors in exchange for an aggregate of $50,000 cash (less $100 in escrow costs) and issued warrants to acquire an additional 7,452,959 shares of our common stock at an exercise price of $.005 per share, in reliance on Rule 506 of Regulation D under the Securities Act of 1933.  The warrants are exercisable, in whole or in part, any time within two years after their issuance.  At any time after the earlier of the first anniversary of the date of the Securities Purchase Agreement related to the warrants and the end of the applicable Rule 144 holding period, if there is no registration statement in effect for the warrant shares, then the warrants may also be exercised by means of a “for cash exercise” in which the holder shall be entitled to receive a number of warrant shares equal to the quotient obtained by paying an amount to the company equal to the amount of warrant shares to be delivered multiplied by the exercise price.  If the warrants have not been earlier exercised, they shall be automatically exercised pursuant to the foregoing provision on the two year anniversary of the purchase agreement.

Except as noted above, we did not sell any equity securities which were not registered under the Securities Act of 1933 during the year ended January 31, 2015 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K filed during the year ended January 31, 2015.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended January 31, 2015.

Item 6. Selected Financial Data

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2015 and 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Please see the section of Part I entitled “Cautionary Statement About Forward-Looking Statements.”

Our audited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles.

Working Capital

	January 31,
	2015	2014

Current Assets	$72,121	$11,656
Current Liabilities	$257,412	$362,725
Working Capital (Deficit)	$(185,291)	$(351,069)

Cash Flows

	For the Year Ended January 31,
	2015	2014

Cash Flows (used in) Operating Activities	$(112,474)	$(159,575)
Cash Flows from Investing Activities	$60,000	$-
Cash Flows from Financing Activities	$49,900	$133,000
Cash (used in) Discontinued Operations	$(530)	$(2,368)
Net (decrease) in Cash During Period	$(3,104)	$(28,943)

Operating Revenues

For the period from November 30, 2005 (date of inception) to January 31, 2015, our company did not earn any significant operating revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended January 31, 2015 were $197,266 compared with $175,266 for the year ended January 31, 2014.  The increase of $22,000 was due to an increase in general and administrative costs relating to the $57,220 amortization of intangible costs, approximately $15,500 of higher travel costs and approximately $5,000 of higher professional fees. This increase was partially offset with approximately $50,000 of lower management and consulting costs and approximately $6,000 of lower office expenses as compared to prior years.

For the year ended January 31, 2015, our company incurred a net loss of $396,808 or $nil per share compared with $543,622 or $nil per share for the year ended January 31, 2014.  In addition to operating expenses, our company incurred accretion and interest expense of $74,166 relating to the $45,000 balance on a convertible note debenture (original convertible debenture amount was $57,000) which was unsecured, accrued interest at 8% per annum, and was due on April 17, 2014 and a $32,500 convertible note debenture, which was unsecured, accrued interest at 8% per annum, and was due on June 19, 2014.  The $45,000 note was convertible into shares of common stock 180 days after the date of issuance (January 11, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of our company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice was sent by the holder to our company. The $32,500 note was convertible into shares of common stock 180 days after the date of issuance (March 16, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of our company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice was sent by the holder to our company. Both notes bore interest at 22% after maturity. Subsequent to January 31, 2014, the remaining principal and accrued interest on all convertible note debentures were converted into common shares of our company and resulted in a gain of $24,029 from the change in the fair value of the derivative liability. Furthermore, we recorded a loss of $147,739 as an impairment charge against the cost of our oil and gas properties resulting from our decision not to remain in the oil and gas exploration business. This has been recorded within the Loss on Discontinued Operations.

During the year ended January 31, 2014, our company recorded a gain on the forgiveness of a loan for $48,284, and impairment loss of $335,284 relating to our company’s decision to not renew the Coleman County leases, and a loss on the change in fair value of the derivative liability of $54,438 based on the mark-to-market of the fair value of the floating rate conversion feature in the convertible debentures.

Liquidity and Capital Resources

As of January 31, 2015, our company had cash of $4,188 compared with $7,292 at January 31, 2014.  The decrease in cash was attributed to the fact that our company obtained additional financing from the issuance of convertible debentures during the year and used the proceeds for operating expenditures

Our company had total assets at January 31, 2015 of $335,332 compared with $220,334 at January 31, 2014.  Overall, cash decreased by $3,104 and oil and gas properties decreased by $151,050 due to the impairment of the Quinlan oil and gas wells. These decreases were offset by a $263,211 increase (net of $57,220 in amortization costs) in intangible assets related to the March 31, 2014 acquisition of the assets of American Medical Distributors, LLC.

At January 31, 2015, our company had total liabilities of $257,412 compared with $362,725 at January 31, 2014.  The decrease in total liabilities was attributed to a $31,599 increase in accounts payable and accrued liabilities from continuing operations. This increase was offset by the conversion of $35,834 of liability relating to the convertible debentures, net of unamortized discount of $41,666, and the related reduction in the derivative liability of $97,237 for the fair value of the beneficial conversion feature of the convertible debentures.

Cashflow from Operating Activities

During the year ended January 31, 2015, our company used cash of $112,474 for operating activities compared with $159,575 during the year ended January 31, 2014.  The increase in cash used for operating activities was attributed to proceeds received from the issuance of convertible debentures which were used to repay outstanding obligations incurred in day-to-day operations of our company.

Cashflow from Investing Activities

During the year ended January 31, 2015, our company received $60,000 from the March 31, 2014 acquisition of American Medical Distributors, LLC. We did not have any investing activities during the year ended January 31, 2014.

Cashflow from Financing Activities

During the year ended January 31, 2015, our company received $15,100 from a loan by two of our shareholders and $49,900 for the November 12, 2014 private equity sale of 14,905,918 shares of our common stock. A portion of the proceeds from the private equity sale were used to repay the shareholder loan.

In our 2014 fiscal year, we received $133,000 in financing from the issuance of convertible debentures. Our company received $46,000 from the issuance of a convertible debenture which was unsecured, accrued interest at 6% per annum, and was due on April 5, 2016, $57,000 from the issuance of a convertible debenture which was unsecured, accrued interest at 8% per annum, and was due on April 17, 2014, and $32,500 from the issuance of a convertible debenture which was unsecured, accrued interest at 8% per annum, and was due on June 19, 2014, less financing fees which were deducted in each case from the proceeds before being disbursed to our company.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

January 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Independence Energy Corporation

We have audited the accompanying financial statements of Independence Energy Corporation (a Nevada corporation), which comprise the balance sheet as of January 31, 2015, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes to the financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independence Energy Corporation as of January 31, 2015, and the results of its operations and its cash flows for the year ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s net losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas

May 18, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Independence Energy Corp.

We have audited the accompanying balance sheet of Independence Energy Corp. (An Exploration Stage “Company”) as of January 31, 2014 and the related statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independence Energy Corp. as of January 31, 2014, and the result of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
PLS CPA, A Professional Corporation

May 1, 2014

San Diego, CA. 92111

Independence Energy Corp.

Balance Sheets

	January 31,	January 31,
	2015	2014

ASSETS

Current Assets
Cash	$4,188	$7,292
Accounts receivable	225	-
Inventory, at cost	10,080	-
Prepaid expenses and deposits	-	3,100
Deferred financing charge	-	1,264
Current assets of discontinued operations	57,628	-

Total Current Assets	72,121	11,656

Long-term assets of discontinued operations	-	208,678
Intangible asset, net of amortization of $57,220	263,211	-

Total Assets	$335,332	$220,334

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$43,087	$11,488
Convertible debenture, net of unamortized discount of nil and $41,666, respectively	-	35,834
Loans payable	156,697	156,697
Derivative liability	-	97,237
Current liabilities of discontinued operations	57,628	61,469

Total Liabilities	257,412	362,725

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Common Stock, par value of $0.001 per share, 375,000,000 authorized shares and 360,094,082 and 129,304,155 issued and outstanding, respectively	360,094	129,304
Additional paid-in capital	927,826	541,497
Accumulated deficit	(1,210,000)	(813,192)

Total Stockholders' Equity (Deficit)	77,920	(142,391)

Total Liabilities and Stockholders' Equity	$335,332	$220,334

(The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.

Statements of Operations

	Year Ended January 31,
	2015	2014

Revenue	$225	$-

Cost of goods sold	108	-

Gross Profit	117	-

Operating Expenses:
Selling	2,019	-
Professional fees	51,515	128,395
Amortization of intangibles	57,220	-
General and administrative	86,512	46,871

Total Operating Expenses	197,266	175,266

Net Loss from Operations	(197,149)	(175,266)

Other Income (Expense):
Amortization of discount on convertible debentures	(74,166)	(19,934)
Amortization of deferred financing charges	(1,264)	(1,236)
Gain on forgiveness of indebtedness	-	48,284
Gain (loss) on change in fair value of derivative liability	24,029	(54,438)
Interest expense	(519)	(5,748)

Total Other Expense, net	(51,920)	(33,072)

Loss from Continuing Operations	(249,069)	(208,338)

Discontinued Operations (Note 9)
Loss from discontinued operations	(147,739)	(335,284)

Loss on Discontinued Operations	(147,739)	(335,284)

Net Loss and Comprehensive Loss	$(396,808)	$(543,622)

Net Loss Per Share
Basic	$-	$-
Diluted	$-	$-

Weighted Average Shares Outstanding
Basic	314,534,724	121,886,347
Diluted	314,534,724	121,886,347

(The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.

Statements of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, January 31, 2013	121,804,155	$121,804	$518,196	$(269,570)	$370,430

Fair value of beneficial conversion feature recorded on issuance of convertible debt	-	-	18,801	-	18,801

Conversion of debt	7,500,000	7,500	4,500	-	12,000

Net loss for the period	-	-	-	(543,622)	(543,622)

Balance, January 31, 2014	129,304,155	129,304	541,497	(813,192)	(142,391)

Conversion of debt	63,711,722	63,712	123,076	-	186,788

Shares issued for acquisition of intangible assets	152,172,287	152,172	228,259	-	380,431

Issuance of shares for cash	14,905,918	14,906	34,994	-	49,900

Net loss for the period	-	-	-	(396,808)	(396,808)

Balance, January 31, 2015	360,094,082	$360,094	$927,826	$(1,210,000)	$77,920

(The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.

Statements of Cash Flows

	Year Ended January 31,
	2015	2014

Operating Activities:
Net loss from continuing operations	$(249,069)	$(208,338)
Adjustments to reconcile net loss to net cash used in continuing operations:
Amortization of discount on convertible debentures	74,166	19,934
Amortization of intangibles	57,220	-
Amortization of deferred financing charges	1,264	1,236
Gain on forgivenes of loan	-	(48,284)
Loss (gain) on change in fair value of derivative liability	(24,029)	54,438
Changes in operating assets and liabilities:
Accounts receivable	(225)	-
Inventory	(10,080)	-
Prepaid expense and deposits	3,100	9,500
Accounts payable and accrued liabilities	35,179	11,939

Net Cash Used in Operating Activities	(112,474)	(159,575)

Investing Activities:
Proceeds from asset acquisition	60,000	-

Net Cash Provided by Investing Activities	60,000	-

Financing Activities:
Proceeds from issuance of common stock	49,900	-
Proceeds from issuance of convertible debt	-	133,000
Proceeds from loan payable	15,100	-
Repayment of loan payable	(15,100)	-

Net Cash Provided by Financing Activities	49,900	133,000

Discontinued Operations
Liabilities of discontinued operations	(530)	(2,368)

Net Cash Used in Discontinued Operations	(530)	(2,368)

Decrease in Cash	(3,104)	(28,943)

Cash, Beginning of Period	7,292	36,235

Cash, End of Period	$4,188	$7,292

Non-cash investing and financing activities:
Issuance of stock for intangible assets	$320,431	$-
Shares issued for conversion of debt and accrued interest	$147,212	$-
Beneficial conversion feature of convertible debenture	$-	$18,801

Supplemental Disclosures
Interest paid	$-	$-
Income tax paid	$-	$-

(The accompanying notes are an integral part of these financial statements)

Independence Energy Corp.

Notes to the Financial Statements

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will be able to continue as a going concern without further financing. Currently, the Company must continue to realize its assets to discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of January 31, 2015, the Company had a working capital deficit of $185,291 and an accumulated deficit of $1,210,000. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future medical products distribution business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Independence Energy Corp.

Notes to the Financial Statements

c)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standard Codification (“ASC”) 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of January 31, 2015, the Company had 7,452,959 (2014 – 29,463,117) potentially dilutive shares.

d)	Oil and Gas Property Costs

The Company utilizes the full-cost method of accounting for oil and gas properties.  Under this method, the Company capitalizes all costs associated with acquisition, exploration, and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country-by-country basis. If the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties and exploratory wells in progress are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and natural gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus the cost of property not being amortized; plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less income tax effects related to differences between the book and tax basis of the property. For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves could be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. During the year ended January 31, 2015, the Company decided that it does not intend to continue its oil and gas business and the relevant assets have been impaired.

e)	Asset Retirement Obligations

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

Independence Energy Corp.

Notes to the Financial Statements

2. Summary of Significant Accounting Policies (continued)

f)	Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method. There were no outstanding beneficial conversion features outstanding at January 31, 2105.

g)	Derivative Liability

From time to time, the Company may issue equity instruments that may contain an embedded derivative instrument which may result in a derivative liability. A derivative liability exists on the date the equity instrument is issued when there is a contingent exercise provision. The derivative liability is recorded at its fair value calculated by using an option pricing model such as a multi-nominal lattice model. The fair value of the derivative liability is then calculated on each balance sheet date with the corresponding changes in the asset or liability recorded as derivative gains and losses in the consolidated statement of operations. There were no derivative liabilities at January 31, 2015. The Company does not believe that it has any uncertain tax positions.

h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the period they are incurred.

i)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of January 31, 2015, the Company had no items that represented comprehensive loss and, therefore, did not include a schedule of comprehensive loss in the financial statements.

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

Independence Energy Corp.

Notes to the Financial Statements

2. Summary of Significant Accounting Policies (continued)

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820 and ASC 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

k)	Reclassifications

Certain financial statement items have been reclassified to conform to current period financial reporting requirements.

l)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the period ended January 31, 2015, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance intended to change the criteria for recognition of revenue. The new guidance establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principal, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating what impact adoption of this guidance would have on our financial position, results of operations, cash flows and disclosures.

Going Concern

In August 2014, the FASB issued guidance on disclosures of uncertainties about an entity's ability to continue as a going concern. The guidance requires management's evaluation of whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment must be made in connection with preparing financial statements for each annual and interim reporting period. Management's evaluation should be based on the relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, but this doubt is alleviated by management's plans, the entity should disclose information that enables the reader to understand what the conditions or events are, management's evaluation of those conditions or events and management's plans that alleviate that substantial doubt. If conditions or events raise substantial doubt and the substantial doubt is not alleviated, the entity must disclose this in the footnotes. The entity must also disclose information that enables the reader to understand what the conditions or events are, management's evaluation of those conditions or events and management's plans that are intended to alleviate that substantial doubt. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We do not expect that adoption will have a material impact on our financial position, results of operations, cash flows or disclosures.

m)	New Pronouncements

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3. Oil and Gas Properties

a)	On December 15, 2011, the Company acquired a 2.5% interest in four wells in the Quinlan Lease (“Quinlan”) from Wise Oil and Gas LLC (“Wise”), with the option to increase the interest to 10%. On December 23, 2011, the Company acquired an additional 2.5% interest in Quinlan. Quinlan is located in Pottawatomie County, Oklahoma. On March 1, 2012, the Company acquired an additional 5% interest in Quinlan in exchange for $78,080, bringing the Company’s total interest to 10%.

Independence Energy Corp.

Notes to the Financial Statements

b)	On March 29, 2012, the Company acquired a 5% interest in a 70% net revenue interest of properties in Coleman County, Texas for $115,000. On June 28, 2012, the Company amended the original agreement to acquire a 7% interest in a 75% net revenue interest in the properties for an additional payment of $47,000, and replaced the terms of the original agreement. Refer to Note 3(e) for the disposition of this property.

c)	On May 29, 2012, the Company acquired a 2.5% interest in a 70% net revenue interest in two oil and gas wells and approximately 20 acres of land surrounding the area in Coleman County, Texas for $82,500. Refer to Note 3(e) for the disposition of this property.

d)	On June 8, 2012, the Company acquired a 12.5% interest, with an option to acquire an additional 12.5% interest, for $90,785. The properties comprise an area of 2,421 acres in Coleman County, Texas. Refer to Note 3(e) for the disposition of this property.

e)	On February 28, 2013, the Company entered into a Compromise, Settlement and Property Exchange Agreement with MontCrest Energy Properties, Inc. and Black Strata, LLC. Pursuant to the terms of the agreement, the Company transferred all of its working interests in Coleman County with a book value of $335,284, in consideration of a 100% interest in approximately 1,400 acres of the Coleman County South Lease held by Black Strata, LLC. During the year ended January 31, 2014, the Company elected not to renew the working interest and recorded a full impairment of the book value.

4.	Intangible Asset

On March 31, 2014, the Company entered into an asset purchase agreement (the “Agreement”) with American Medical Distributors, LLC (“AMD”) where the Company acquired a five year license dated November 27, 2013 for the exclusive territorial distribution rights from AMD in exchange for the issuance of 152,172,287 shares of the Company’s common stock with a fair value of $320,431 based on the fair value of such shares on the date of issuance. As a part of this asset acquisition and share issuance, the Company also received a payment of $60,000. The intangible asset is being amortized over the remaining life of the license agreement. Amortization expense is expected to be $68,664 per year for the years ending 2016 through 2018 and $57,219 in year 2019.

5.	Convertible Notes

a)	On July 15, 2013, the Company issued an unsecured convertible note in a principal amount of $57,000 bearing interest at 8% per annum and due on April 17, 2014 (the “April 2014 Note”). The April 2014 Note was convertible into shares of common stock 180 days after the date of issuance (or January 11, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the shares of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice was sent by the holder to the Company. During the year ended January 31, 2014, the Company issued 7,500,000 shares of its common stock upon the conversion of $12,000 of the principal amount of the April 2014 Note. During the year ended January 31, 2015, the Company issued an additional 35,545,055 shares of its common stock upon the conversion of the remaining $45,000 of the principal amount of the April 2014 Note plus $2,280 of accrued interest.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of the April 2014 Note equal to the principal amount of $57,000 and an equivalent discount which was charged to operations over the term of the April 2014 Note. During the year ended January 31, 2015, the Company had amortized the remaining $41,666 of the debt discount to interest expense. As of January 31, 2015, the April 2014 Note was no longer outstanding and the Company did not have a carrying value for such note.

Independence Energy Corp.

Notes to the Financial Statements

b)	On September 17, 2013, the Company issued an unsecured convertible note in a principal amount of $32,500 bearing interest at 8% per annum and due on June 19, 2014 (the “June 2014 Note”). The Company received $30,000, net of an issuance fee of $2,500. The June 2014 Note was convertible into shares of common stock 180 days after the date of issuance (or March 16, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the shares of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice was sent by the holder to the Company. During the year ended January 31, 2015, the Company issued 28,166,667 shares of its common stock upon the conversion of the full $32,500 of the principal of the June 2014 Note plus $1,300 of accrued interest.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of the June 2014 Note equal to the principal amount of $32,500 and an equivalent discount which was charged to operations over the term of the June 2014 Note. During the year ended January 31, 2015, the Company had amortized the full $32,500 of the debt discount to interest expense. As of January 31, 2015, the June 2014 Note was no longer outstanding and the Company did not have a carrying value for such note.

6.	Loan Payable

In December 2011, the Company received a loan in the amount of $156,697 from an unrelated third party. The loan is non-interest bearing, unsecured and due on demand.

8.	Related Party Transactions

During the fiscal year ended January 31, 2015, the Company incurred $47,649 of management fees (compared to $76,000 for the fiscal year ended January 31, 2014) to the former President and former CEO of the Company.  As of January 31, 2015, the Company had $nil (compared to $3,100 as of January 31, 2014) in prepaid expense for management fees paid to the former President and CEO of the Company.

9.	Discontinued operations

On June 23, 2014, the Company impaired its remaining oil and natural gas properties and changed its focus to the medical products distribution business. The Company’s oil and gas properties have been classified as held for sale and are reflected at the estimated fair value expected to be realized by the Company. As a result of the Company’s impairment of its oil and gas properties and change in direction for the Company’s business, all expenses related to the oil and natural gas operations have been classified as discontinued operations.

The results of discontinued operations are summarized as follows:

	For the Year Ended January 31,
	2015	2014

Operating Expenses

Impairment of oil and natural gas property	$147,739	$335,284

Total Operating Expenses	147,739	335,284

Net Loss from Discontinued Operations	$(147,739)	$335,284

Independence Energy Corp.

Notes to the Financial Statements

10.  Income Taxes

The Company has $986,035 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at January 31, 2015, the Company had no uncertain tax positions.

	For the Year Ended January 31,
	2015	2014

Net loss before taxes	$(396,808)	$(543,622)
Statutory rate	34%	34%

Computed expected tax recovery	$(134,915)	$(184,831)
Valuation allowance	134,915	184,831

Income tax provision	$–	$–

As at January 31, 2015, the Company has net operating losses carried forwards, which are available to offset future years’ taxable income. These losses expire as follows:

2026	$8
2027	14,302
2028	16,032
2029	24,790
2030	13,583
2031	13,719
2032	51,417
2033	135,719
2034	182,249
2035	534,216

$986,035

The Company accounts for interest and penalties relating to uncertain tax provisions in the current period statement of income, as necessary. The Company’s tax years from inception are subject to examination.

Due to the uncertainty surrounding the realization of the deferred tax assets in future years, management has determined that it is more than likely than not that the deferred tax assets will be not realized in future periods. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets. At January 31, 2015, the Company had cumulative net operating loss carryforward of approximately $986,035 for federal income tax purposes which will begin to expire in 2026. For the year ended January 31, 2015, the valuation allowance increased by approximately $134,915.

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

In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015 which is the end of the period covered by this annual report on Form 10-K. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of January 31, 2015 using the criteria established in “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2015, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

·	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statements. Currently the board of directors acts in the capacity of the audit committee.

·	We did not maintain appropriate cash controls – As of January 31, 2015, our company had not maintained sufficient internal control over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts. The effects of poor cash controls were mitigated by the fact that our company had limited transactions in its bank accounts and all transactions are scrutinized.

·	We did not implement appropriate information technology controls – As of January 31, 2015, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of January 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a “smaller reporting company” we are not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once our company is engaged in a business of merit and has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

·	We will attempt to increase the number of members on our board of directors and nominate an audit committee which will include an independent director who is a financial expert,

·	We will appoint additional personnel to assist with the preparation of our company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Daniel J. Schreiber	Chief Executive Officer and Chairman of the Board	49	March 31, 2014
Mark M. Barrett	Director	72	February 11, 2015
G. Darcy Klug	Chief Financial Officer and Secretary	63	February 27, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Daniel J. Schreiber – Chief Executive Officer, Chairman and Director

Daniel J. Schreiber has been a director of our company since March 31, 2014 and was named chairman of the board on February 10, 2015 and chief executive officer on February 27, 2015. Since 1997 Mr. Schreiber has served as the chief executive officer and president of Avior Capital, LLC. At Avior, Mr. Schreiber sources and structures real estate and corporate finance transactions, and oversees the firm’s investment banking team. Mr. Schreiber began his career at Shearson Lehman where he was a director council member. Mr. Schreiber is a resident of California. We appointed Mr. Schreiber as a member to our board of directors and our chief executive officer due to his corporate finance and management expertise.

Mark M. Barrett – Director

Mr. Barrett has been a partner with the accounting firm Mark Barrett, Certified Public Accountant located in East Brunswick, New Jersey since 1981. The accounting firm services all areas of financial expertise including, but not necessarily limited to, corporate and governmental financial statement attestations, corporate and personal accounting, preparation of corporate and individual tax returns, and financial consultation. Between 1985 and 2005, Mr. Barrett was President of Envelopes, Printing & Supply Corporation, a manufacturer and retailer of printing and shipping supplies to the music and entertainment industry. Between 1974 and 1980 he was the Director of Financial and Business Administration, Assistant Secretary and a Member of the Executive Team for the Community Service Society, the largest social welfare and research agency in the United States. Between 1964 and 1974, Mr. Barrett held various key accounting and financial positions including approximately six (6) years on the audit staff of PricewaterhouseCoopers. Mr. Barrett is a 1964 accounting graduate of New York University School of Commerce. We expect Mr. Barrett will be appointed to the Company’s Audit Committee when it is formed. Mr. Barrett was appointed as a member of our board due to his accounting expertise.

G. Darcy Klug – Chief Financial Officer

Mr. Klug is the founder and sole owner of Beechwood Properties, LLC. This company focuses on acquiring, renovating and leasing select commercial and residential real estate. Mr. Klug is also the owner of several other investment companies, including Beechwood Capital Corporation and RedHawk Capital, LLC. Between 2001 and May 2008, Mr. Klug was Executive Vice President (formerly Chief Financial Officer) of OMNI Energy Services Corp., a Nasdaq listed company. From 1987 through May 2001, he was engaged in several private investments in the oilfield service, medical litigation support and manufacturing industries. Between 1983 and 1987, Mr. Klug held various positions with a private oil and gas fabrication company, including the position of Chief Operating Officer and Chief Financial Officer. Prior to 1983, he held various positions with Galveston-Houston Company, a New York Stock Exchange listed manufacturer of oil and gas equipment and held the position of Chief Financial Officer of First Matagorda Corporation, a Nasdaq listed oil and gas exploration company and affiliate of Galveston-Houston Company. Between 1973 and 1979, he was a member of the audit staff of Coopers & Lybrand (now PricewaterhouseCoopers). Mr. Klug is a 1973 accounting graduate of Louisiana State University and, in 1974, was admitted as a member of the Louisiana State Board of Certified Public Accountants, the Texas State Board of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Klug was appointed as our chief financial officer because of his extensive business and financial background.

Identification of Significant Employees

We have no employees.  Our officers and directors provide their services to our company as independent consultants on a non-exclusive basis.

Family Relationship

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Except as noted below, to the best of our knowledge, none of our directors or executive officers has, during the past ten years:

·	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

·	had any bankruptcy petition filed by or against, or had a receiver appointed for, the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

·	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

·	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

·	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

·	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

In March 2009, The Securities and Exchange Commission filed a complaint against Mr. Schreiber alleging, among other things, violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933. Mr. Schreiber vehemently denied such allegation. In order to avoid protracted and expensive litigation, Mr. Schreiber, without admitting or denying the allegations in the complaint, consented in January 2010 to the entry of a final consent judgment that, among other things, enjoins Mr. Schreiber from any future violations of Sections17(a)(2) and 17(a)(3) of the Securities Act of 1933.

Audit Committee and Audit Committee Financial Expert

Our board of directors does not have an audit committee but we believe all of our directors qualify as financial experts. In addition, we believe Mr. Barrett is an "independent director" as the term is defined in the Nasdaq listing rules.

We believe that all of the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees at this stage of the Company’s development because they believe the functions of such committees can be adequately performed by the members of our board of directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

·	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

·	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

·	compliance with applicable governmental laws, rules and regulations;

·	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

·	accountability for adherence to the Code of Business Conduct and Ethics.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-K filed on May 15, 2012. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Independence Energy Corp., Post Office Box 53929, Lafayette, Louisiana 70505.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended January 31, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended January 31, 2015, and the representations made by the reporting persons to us, we believe that during the year ended January 31, 2015, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2015 and 2014; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2015 and 2014.

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gregory Rotelli(1)	2015	27,648	Nil	Nil	Nil	Nil	Nil	Nil	27,648
President, CFO, Treasurer,	2014	76,000	Nil	Nil	Nil	Nil	Nil	Nil	76,000
Secretary, and Director

Howard J. Taylor (2)	2015	20,000	Nil	Nil	Nil	Nil	Nil	Nil	20,000
Chief Executive Officer	2014	-	Nil	Nil	Nil	Nil	Nil	Nil	-
and Director

(1)	Mr. Gregory Rotelli was elected a director of our company on November 30, 2011. He was appointed as chief executive officer, president, chief financial officer, treasurer, secretary of our company on February 22, 2012. He resigned as chief executive officer on March 31, 2014 and resigned from all of his other positions with our company on February 4, 2015.

(2)	Mr. Taylor served as our chief executive officer from March 31, 2014 to February 27, 2015.

Narrative Disclosure to Summary Compensation Table

Until his resignation, Mr. Rotelli served as our president and chief executive officer as an independent contractor under a Consulting Agreement dated September 1, 2013. He received $7,500 per month for his services payable in cash and/or our common shares, and was entitled to additional performance-based compensation in the board’s discretion. No such compensation was awarded. Upon his resignation, Mr. Rotelli waived any right he had under the Consulting Agreement to severance payments related to the termination of his agreement.

There are no compensatory plans or arrangements, including payments to be received from our company with respect to any current executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended January 31, 2015 there were no options granted to our executive officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2015.

Option Exercises

During our fiscal year ended January 31, 2015 there were no options exercised by our executive officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although we do expect in the future to grant them options to purchase shares of our common stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned (as determined under Rule 13d-3 pursuant to the Exchange Act) as of April 30, 2015, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock, as well as by each of our current directors and executive officers as a group. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Daniel J. Schreiber (2) 4660 La Jolla Village Drive San Diego, CA 92122	Common	57,064,608	15.85%

G. Darcy Klug (3) Post Office Box 53929 Lafayette, Louisiana	Common	108,424,608	30.11%

Mark M Barrett (4) 17 Timber Road East Brunswick, NJ 08816		-	-

Greg Rotelli (5) 3020 Old Ranch Parkway, Suite 300 Seal Beach, CA 90740		-	-

Howard J. Taylor (6) 9 Ashfield Park Leeds 1s6 2qt United Kingdom	Common	19,021,535	5.28%

Paul A. Rachmuth 265 Sunrise Highway, Ste. 63 Rockville Centre, New York 11570	Common	19,021,536	5.28%

Directors and Officers as a group	Common	165,489,216	45.96%

(1)	As of April 30, 2015, there were 360,094,082 shares of our company’s common stock issued and outstanding.
(2)	Includes 57,064,608 shares held by the Schreiber Living Trust-DTD 2/08/95 In Care of Avior Capital LLC. Mr. Schreiber has voting and dispositive control over securities held by Schreiber Living Trust and Avior Capital LLC. Mr. Schreiber is our chief executive officer and chairman of the board.
(3)	Includes 107,764,608 shares held by Beechwood Properties, LLC. Darcy Klug has voting and dispositive control over securities held by Beechwood Properties, LLC. Mr. Klug is our chief financial officer and secretary.
(4)	Mr. Barrett is a director of the Company.
(5)	Mr. Rotelli resigned as our chief executive officer on March 31, 2014 and from all other positions with our company, including director, on February 4, 2015.
(6)	Includes 19,021,539 shares held by Concorde Capital Limited, a corporation over whose securities Mr. Taylor has voting and dispositive control. Mr. Taylor was our chief executive officer from March 31, 2014 until February 27, 2015.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would unreasonably delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In August 2014, Messrs. Schreiber and Klug loaned the Company $15,100 on an unsecured basis with interest accruing at an interest rate of 7% per annum. The loan was repaid in December 2014. Except for this single transaction, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the years ended January 31, 2015 and January 31, 2014, with our company, in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Director Independence

We currently act with two directors, consisting of Daniel J. Schreiber and Mark Barrett. We have determined that Mr. Schreiber is not an “independent director” as defined in NASDAQ Listing Rule 5605(a)(2). We have made a determination that Mr. Barrett is an “independent director,” under that definition. We do not have a standing audit, compensation or nominating committee, but our directors act in such capacities. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee at this time because we believe that the functions of an audit committee can be adequately performed by the current directors.

Item 14. Principal Accountant Fees and Services

	For the Year Ended Ended January 31,
	2015	2014

Audit Fees	$24,704	$17,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$24,704	$17,000

Audit services for the year ended January 31, 2014 were provided by PLS CPA, A Professional Corporation, San Diego, California, and our services fees for the year ended January 31, 2015 were provided by our Independent Registered Public Accounting firm of record.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of Exhibit

(3)	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.02	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.03	Certificate of Amendment to Articles of Incorporation filed on July 23, 2008 (incorporated by reference to Exhibit 3.02 to our Current Report on Form 8-K filed on August 14, 2008)

3.04	Certificate of Change filed on July 23, 2008 (incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on August 14, 2008)

3.05	Certificate of Change filed on June 14, 2012 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 15, 2012)

(10)	Material Contracts

10.1	Form of Financing Agreement dated May 24, 2012 (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on May 24, 2012)

10.2	Purchase Agreement and Bill of Sale dated May 29, 2012 between our company and MontCrest Energy, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 1, 2012)

10.3	Joint Development and Operating Agreement dated June 8, 2012 between our company and MontCrest Energy Properties, Inc., MontCrest Energy, Inc., and Black Strata, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 12, 2012)

10.4	Purchaser Agreement and Bill of Sale dated June 18, 2012 between our company and MontCrest Energy, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 19, 2012)

10.5	Compromise, Settlement and Property Exchange Agreement dated February 25, 2013 between our company and MontCrest Energy, Inc. and Black Strata, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 7, 2013)

10.6	Form of Convertible Debenture dated for reference April 5, 2013 issued to Europa Capital AG (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2013)

10.7	Form of Securities Purchase Agreement dated July 15, 2013 between our company and Asher Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 29, 2013)

10.8	Form of Convertible Promissory Note dated July 15, 2013 issued to Asher Enterprises Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 29, 2013)

10.9	Form of Securities Purchase Agreement dated September 17, 2013 between our company and Asher Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 29, 2013)

10.10	Form of Convertible Promissory Note dated September 17, 2013 issued to Asher Enterprises Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 29, 2013)

10.11	Consulting Agreement dated September 1, 2013 between our company and Gregory Rotelli (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed on September 16, 2013)

10.12	Asset Purchase Agreement dated March 31, 2014 between our company and with American Medical Distributors (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 2, 2014)

10.13	Assignment Agreement dated March 18, 2014 between our company, American Medical Distributors, Inc. and HuBDIC Co. Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 2, 2014)

10.14	Distribution Agreement dated November 27, 2013 between HuBDIC Co. Ltd. And American Medical Distributors, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 2, 2014)

10.15	Form of Securities Purchase Agreement dated November 12, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2014)

10.16	Form of Warrant dated November 14, 2014 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2014)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K filed on May 15, 2012)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File (Form 10-K for the year ended January 31, 2015 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, our company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE ENERGY, CORP.
(Registrant)

Dated: May 18, 2015	/s/ Daniel J. Schreiber
Daniel J. Schreiber
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 18, 2015	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 18, 2015	/s/ Daniel J. Schreiber
Daniel J. Schreiber
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 18, 2015	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 18, 2015	/s/ Mark Barrett
Mark Barrett
Director

