Form 10-Q
period 2015-04-30
Independence Energy Corp.
filed 2015-06-15
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-54323

INDEPENDENCE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-3866475
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

219 Chemin Metairie Road, Youngsville, Louisiana	70592
(Address of principal executive offices)	(Zip Code)

(337) 269-5933
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

☐  YES      ☒  NO

Independence Energy Corp. had 360,094,082 shares of its common stock issued and outstanding as of June 12, 2015.

INDEPENDENCE ENERGY CORP.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

3

Independence Energy Corp.

April 30, 2015

Independence Energy Corp.

Balance Sheets

	April 30,	January 31,
	2015	2015
	(unaudited)
ASSETS

Current Assets:
Cash	$1,000	$4,188
Accounts receivable	610	225
Inventory, at cost	9,756	10,080
Current assets of discontinued operations	57,628	57,628

Total Current Assets	68,994	72,121

Intangible asset, net of amortization of $74,536 and $57,220, respectively	245,895	263,211

Total Assets	$314,889	$335,332

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$55,258	$43,087
Due to related party	4,553	-
Loans payable	156,697	156,697
Current liabilities of discontinued operations	57,628	57,628

Total Liabilities	274,136	257,412

Commitments and Contingencies	-	-

Stockholders' Equity:
Common Stock, par value of $0.001 per share, 375,000,000 authorized shares and 360,094,082 issued and outstanding	360,094	360,094
Additional paid-in capital	927,826	927,826
Accumulated deficit	(1,247,167)	(1,210,000)

Total Stockholders' Equity	40,753	77,920

Total Liabilities and Stockholders' Equity	$314,889	$335,332

The accompanying notes are an integral part of these financial statements

Independence Energy Corp.

Statements of Operations

(unaudited)

	Three Months Ended April 30,
	2015	2014

Revenue	$385	$-

Cost of goods sold	151	-

Gross Profit	234	-

Operating Expenses:
Selling	173	-
Professional fees	19,444	24,965
Amortization of intangibles	17,316	-
General and administrative	468	37,069

Total Operating Expenses	37,401	62,034

Net Loss from Operations	(37,167)	(62,034)

Other Income (Expense):
Amortization of discount on convertible debentures	-	(74,166)
Amortization of deferred financing charges	-	(1,264)
Gain on change in fair value of derivative liability	-	24,029
Interest expense	-	(116)

Total Other Expense, net	-	(51,517)

Net Loss and Comprehensive Loss	$(37,167)	$(113,551)

Net Loss Per Share
Basic	$-	$-
Diluted	$-	$-

Weighted Average Shares Outstanding
Basic	360,094,082	164,643,741
Diluted	360,094,082	164,643,741

The accompanying notes are an integral part of these financial statements

Independence Energy Corp.

Statements of Cash Flows

(unaudited)

	Three Months Ended April 30,
	2015	2014

Operating Activities:
Net loss from continuing operations	$(37,167)	$(113,551)
Adjustments to reconcile net loss to net cash used in continuing operations:
Amortization of discount on convertible debentures	-	74,166
Amortization of intangibles	17,316	-
Amortization of deferred financing charges	-	1,264
Gain on change in fair value of derivative liability	-	(24,029)
Changes in operating assets and liabilities:
Accounts receivable	(385)	-
Inventory	324	-
Prepaid expense and deposits	-	3,100
Accounts payable and accrued liabilities	12,171	19,103
Due to related party	4,553	8,601

Net Cash Used in Operating Activities	(3,188)	(31,346)

Investing Activities:
Proceeds from asset acquisition	-	60,000

Net Cash Provided by Investing Activities	-	60,000

Increase (Decrease) in cash	(3,188)	28,654

Cash, Beginning of Period	4,188	7,292

Cash, End of Period	$1,000	$35,946

Non-cash investing and financing activities:
Issuance of stock for intangible assets	$-	$380,431

Supplemental Disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

Independence Energy Corp.

Notes to the Condensed Financial Statements

(unaudited)

1. Nature of Operations and Continuance of Business

Independence Energy Corp. (the "Company") was incorporated in the State of Nevada on November 30, 2005.  The Company was organized to explore natural resource properties in the United States.  On March 31, 2014, the Company acquired the exclusive right to distribute certain medical products and has changed its focus to the medical products distribution business. The Company may explore additional lines of business in the future.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will be able to continue as a going concern without further financing. Currently, the Company must continue to realize its assets to discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of April 30, 2015, the Company had a working capital deficit of $205,142 and an accumulated deficit of $1,247,167. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future medical products distribution business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company computes net loss per share in accordance with Accounting Standard Codification (“ASC”) 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of April 30, 2015, the Company had 7,452,959 potentially dilutive shares. There were no potentially dilutive shares outstanding at April 30, 2014.

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

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and natural gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus the cost of property not being amortized; plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less income tax effects related to differences between the book and tax basis of the property. For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves could be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. During the year ended January 31, 2015, the Company decided to discontinue its oil and gas business and the relevant assets have been impaired.

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

f)	Inventory

Inventory consists of purchased thermometers held for resale and are stated at the lower of cost or market utilizing the first-in, first-out method.

g)	Beneficial Conversion Features

From time to time, the Company may issue convertible instruments that may contain an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible instrument is issued when the fair value of the underlying common stock into which the note is convertible is in excess of the remaining unallocated proceeds of the instrument after first considering the allocation of a portion of the proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method. There were no outstanding beneficial conversion features outstanding at April 30, 2105.

h)	Derivative Liability

From time to time, the Company may issue equity instruments that may contain an embedded derivative instrument which may result in a derivative liability. A derivative liability exists on the date the equity instrument is issued when there is a contingent exercise provision. The derivative liability is recorded at its fair value calculated by using an option pricing model such as a multi-nominal lattice model. The fair value of the derivative liability is then calculated on each balance sheet date with the corresponding changes in the asset or liability recorded as derivative gains and losses in the consolidated statement of operations. There were no derivative liabilities at April 30, 2015.

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the period they are incurred. The Company does not believe that it has any uncertain tax positions.

Independence Energy Corp.

Notes to the Condensed Financial Statements

(unaudited)

2. Summary of Significant Accounting Policies (continued)

j)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of April 30, 2015, the Company had no items that represented comprehensive income (loss) and, therefore, did not include a schedule of comprehensive income (loss) in the financial statements.

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

Development Stage

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance intended to change the criteria for recognition of revenue. The new guidance establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating what impact adoption of this guidance would have on our financial position, results of operations, cash flows and disclosures.

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

Independence Energy Corp.

Notes to the Condensed Financial Statements

(unaudited)

2. Summary of Significant Accounting Policies (continued)

n)	New Accounting Pronouncements

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3. Oil and Gas Properties

a)	On December 15, 2011, the Company acquired a 2.5% interest in four wells in the Quinlan Lease (“Quinlan”) from Wise Oil and Gas LLC (“Wise”), with the option to increase the interest to 10%. On December 23, 2011, the Company acquired an additional 2.5% interest in Quinlan. Quinlan is located in Pottawatomie County, Oklahoma. On March 1, 2012, the Company acquired an additional 5% interest in Quinlan in exchange for $78,080, bringing the Company’s total interest to 10%. Currently, the Company owes $57,628 in operating expenses. Should the Company fail to pay such expenses the operator could foreclose on Quinlan. The Company is currently negotiating with the operator to assign its interest in Quinlan to the operator in exchange for the cancellation of all current and future lease obligations.

b)	On March 29, 2012, the Company acquired a 5% interest in a 70% net revenue interest in properties in Coleman County, Texas for $115,000. On June 28, 2012, the Company amended the original agreement to acquire a 7% interest in a 75% net revenue interest in the properties for an additional payment of $47,000, and replaced the terms of the original agreement. Refer to Note 3(e) for a discussion of the disposition of this property.

c)	On May 29, 2012, the Company acquired a 2.5% interest in a 70% net revenue interest in two oil and gas wells and approximately 20 acres of land surrounding the area in Coleman County, Texas for $82,500. Refer to Note 3(e) for a discussion of the disposition of this property.

d)	On June 8, 2012, the Company acquired a 12.5% interest, with an option to acquire an additional 12.5% interest, for $90,785, in properties comprising an area of 2,421 acres in Coleman County, Texas. Refer to Note 3(e) for a discussion of the disposition of this property.

e)	On February 28, 2013, the Company entered into a Compromise, Settlement and Property Exchange Agreement with MontCrest Energy Properties, Inc. and Black Strata, LLC. Pursuant to the terms of the agreement, the Company transferred all of its working interests in Coleman County with a book value of $335,284, in consideration of a 100% interest in approximately 1,400 acres of the Coleman County South Lease held by Black Strata, LLC. During the year ended January 31, 2014, the Company elected not to renew the working interest in the Coleman County South leases and recorded a full impairment of the book value.

Independence Energy Corp.

Notes to the Condensed Financial Statements

(unaudited)

4.	Intangible Asset

On March 31, 2014, the Company entered into an asset purchase agreement (the “Agreement”) with American Medical Distributors, LLC (“AMD”) pursuant to which the Company acquired a five year license dated November 27, 2013 for the exclusive territorial distribution rights to the Thermofinder non-contact thermometer from AMD in exchange for the issuance of 152,172,287 shares of the Company’s common stock with a fair value of $320,431 based on the fair value of such shares on the date of issuance. As a part of this asset acquisition and share issuance, the Company also received a payment of $60,000. The intangible asset is being amortized over the remaining life of the license agreement. Amortization expense is expected to be approximately $68,664 per year for the years ending 2016 through 2018 and approximately $57,219 in year 2019.

5.	Convertible Notes

a)	On July 15, 2013, the Company issued an unsecured convertible note in a principal amount of $57,000 bearing interest at 8% per annum and due on April 17, 2014 (the “April 2014 Note”). The April 2014 Note was convertible into shares of common stock 180 days after the date of issuance (or January 11, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the shares of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice was sent by the holder to the Company. During the year ended January 31, 2014, the Company issued 7,500,000 shares of its common stock upon the conversion of $12,000 of the principal amount of the April 2014 Note. During the three month period ended April 30, 2014, the Company issued an additional 35,545,055 shares of its common stock upon the conversion of the remaining $45,000 of the principal amount of the April 2014 Note plus $2,280 of accrued interest.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of the April 2014 Note equal to the principal amount of $57,000 and an equivalent discount which was charged to operations over the term of the April 2014 Note. During the three month period ended April 30, 2014, the Company had amortized the remaining $41,666 of the debt discount to interest expense. As of April 30, 2014, the April 2014 Note was no longer outstanding and the Company did not have a carrying value for such note.

b)	On September 17, 2013, the Company issued an unsecured convertible note in a principal amount of $32,500 bearing interest at 8% per annum and due on June 19, 2014 (the “June 2014 Note”). The Company received $30,000, net of an issuance fee of $2,500. The June 2014 Note was convertible into shares of common stock 180 days after the date of issuance (or March 16, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the shares of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice was sent by the holder to the Company. During the three month period ended April 30, 2014, the Company issued 28,166,667 shares of its common stock upon the conversion of the full $32,500 of the principal of the June 2014 Note plus $1,300 of accrued interest.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of the June 2014 Note equal to the principal amount of $32,500 and an equivalent discount which was charged to operations over the term of the June 2014 Note. During the three month period ended April 30, 2014, the Company had amortized the full $32,500 of the debt discount to interest expense. As of April 30, 2014, the June 2014 Note was no longer outstanding and the Company did not have a carrying value for such note.

Independence Energy Corp.

Notes to the Condensed Financial Statements

(unaudited)

6.	Loan Payable

In December 2011, the Company received a loan in the amount of $156,697 from an unrelated third party. The loan is non-interest bearing, unsecured and due on demand.

8.	Related Party Transactions

During the three month period ended April 30, 2015, the Company incurred $0 of management fees (compared to $47,649 for the three month period ended April 30, 2014) to the former President and former CEO of the Company. During the quarter ended April 30, 2015, a shareholder advanced the Company $4,553 to pay certain operating expenses.

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

The results of discontinued operations are summarized as follows:

	For the Year Ended January 31,
	2015	2014

Operating Expenses	$-	$-

Impairment of oil and natural gas property	147,739	335,284

Total Operating Expenses	147,739	335,284

Net Loss from Discontinued Operations	$(147,739)	$(335,284)

There was no income or loss from discontinued operations for the three month periods ended April 30, 2015 and April 30, 2014.

Independence Energy Corp.

Notes to the Condensed Financial Statements

(unaudited)

10.  Income Taxes

The Company has $986,035 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at April 30, 2015, the Company had no uncertain tax positions.

	For the Year Ended January 31,
	2015	2014

Net loss before taxes	$(396,808)	$(543,622)
Statutory rate	34%	34%

Computed expected tax recovery	$(134,915)	$(184,831)
Valuation allowance	134,915	184,831

Income tax provision	$–	$–

As of January 31, 2015, the Company has net operating losses carry forwards, which are available to offset future years’ taxable income. These losses expire as follows:

2026	$8
2027	14,302
2028	16,032
2029	24,790
2030	13,583
2031	13,719
2032	51,417
2033	135,719
2034	182,249
2035	534,216

$986,035

The Company accounts for interest and penalties relating to uncertain tax provisions in the current period statement of income, as necessary. The Company has never filed a tax return. In order to utilize the available net operating loss carryforwards, the Company will need to prepare and file all tax returns since its inception. The Company’s tax years from inception are subject to examination.

Due to the uncertainty surrounding the realization of the deferred tax assets in future years, management has determined that it is more than likely than not that the deferred tax assets will be not realized in future periods. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets. At January 31, 2015, the Company had a cumulative net operating loss carryforward of approximately $986,035 for federal income tax purposes which will begin to expire in 2026. For the year ended January 31, 2015, the valuation allowance increased by approximately $134,915.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are all statements other than statements of historical facts. The words “may,” “can,” “will” “should,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “potential,” “proposed,” and any similar expressions are intended to identify those assertions as forward-looking statements. Investors are cautioned that forward-looking statements are predictions and are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties. In evaluating forward-looking statements, you should consider the various factors which may cause actual results to differ materially from any forward-looking statements including the risks below and those listed in the “Risk Factors” section of our latest 10-K report:

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

Working Capital

	April 30,	January 31,
	2015	2015
Current Assets	$68,994	$72,121
Current Liabilities	$274,136	$257,412
Working Capital (Deficit)	$(205,142)	$(185,291)

Cash Flows

	Three months ended April 30,
	2015	2014
Cash Flows used in Operating Activities	$(3,188)	$(31,346)
Cash Flows provided by Investing Activities	$-	$60,000
Net Increase (decrease) in Cash During Period	$(3,188)	$28,654

Operating Revenues

For the period from November 30, 2005 (date of inception) to April 30, 2015, our company has earned only minimal operating revenues.

Operating Expenses and Loss from Continuing Operations

Operating expenses for the three months ended April 30, 2015 were $37,167 compared with $62,034 for the three months ended April 30, 2014. The decrease of $24,867 was due principally to a $22,500 reduction in the management and consulting fees for the Company’s former Chief Executive Officer and President, $5,521 in lower professional fees and $14,101 in lower general and administrative expenses. These decreases were partially offset by a $17,316 increase in amortization expense in the three month period ended April 30, 2015 relating to the intangible assets acquired from AMD.

For the three months ended April 30, 2015, we incurred a $37,167 loss from continuing operations or $nil per share compared with a loss from continuing operations of $113,551 or $nil per share for the three months ended April 30, 2014. In addition to operating expenses, we incurred $74,166 of expense relating to the amortization of the discount on the convertible notes during the three month period ended April 30, 2014. In addition to the amortization of the debt discount, during the three month period ended April 30, 2014, a $24,029 gain resulted from the change in fair value of the derivative liability due to the change in the fair value of the conversion feature on the convertible notes. During the same three month period during 2014, amortization of deferred financing cost and interest expense totaled only $1,380.

Discontinued Operations and Net Loss

This was due primarily to our decision to not renew our interest in the oil and gas leases in Coleman County, Texas. As a result, the Company recognized an impairment of $335,284 for the year ended January 31, 2014. For the three month period ended April 30, 2015, we reported a net loss from continuing operations of $37,167, or $nil per share. This compares to a net loss from continuing operations of $113,551 or $nil per share, for the same three month period ended in 2014.

For the three month period ended April 30, 2015, we reported a net loss of $37,167, or $nil per share. There were no losses from discontinued operations reported during the three month period ended April 30, 2014 as a result of our decision during the quarter ended April 30, 2014 not to renew the oil and gas leases in Coleman County, Texas. As a result, we reported a net loss of $113,551, or $nil per share, for the comparable three month period ended April 30, 2014.

Liquidity and Capital Resources

As of April 30, 2015, we had cash of $1,000 compared with $4,188 at January 31, 2015. During the three month period ended April 30, 2015 we focused on reducing cash outlays by reducing operating costs including management, consulting and professional fees.

We had total assets at April 30, 2015 of $314,889 compared with $335,332 at January 31, 2015. The decrease in overall assets was due primarily to the $17,316 non-cash charge for amortization on intangibles.

At April 30, 2015, we had total liabilities of $274,136 compared with $257,412 at January 31, 2015. The increase in total liabilities was due an increase in our accounts payable.

Cash Flow from Operating Activities

During the three months ended April 30, 2015, we used cash of $3,188 for operating activities compared with $31,346 used during the same three month period ended April 30, 2014. For the 2015 three month period, an $18,432 increase in accounts payable and a $17,316 non-cash intangible amortization charge partially offset the $37,167 net loss for the period.

The decrease in cash used for operating activities was attributed a significant reduction in day-to-day general and administrative expenses for our Company which was partially offset by our payables and amounts due to a related party.

Cash Flow from Investing Activities

During the three months ended April 30, 2014, we received $60,000 as part of the financing in connection with the acquisition of the intangible assets from AMD.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our Independent Registered Public Accounting firm stated in their report on our audited financial statements as of January 31, 2015 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information under this item.

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

As of the end of the quarter covered by this report, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded in light of material weaknesses in our internal controls that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is a party adverse to us or has a material interest adverse to our interest.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.02	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.03	Certificate of Amendment filed on July 23, 2008 (incorporated by reference to Exhibit 3.02 to our Current Report on Form 8-K filed on August 14, 2008)

3.04	Certificate of Change filed on July 23, 2008 (incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on August 14, 2008)

3.05	Certificate of Change filed on June 14, 2012 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 15, 2012)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

101	Interactive Data File

101*	Interactive Data File (Form 10-Q for the quarter ended April 30, 2015 furnished in XBRL).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE ENERGY CORP.
(Registrant)

Dated: June 15, 2015	/s/ Daniel J. Schreiber
Daniel J. Schreiber
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 15, 2015	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

