Form 10-QT
period 2015-06-30
Independence Energy Corp.
filed 2015-08-19
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	February 1, 2015	to	June 30, 2015

Commission File Number	000-54323

INDEPENDENCE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-3866475
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

219 Chemin Metairie Road, Youngsville, Louisiana	70592
(Address of principal executive offices)	(Zip Code)

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

☐  YES      ☒  NO

Independence Energy Corp. had 360,094,082 shares of its common stock issued and outstanding as of August 14, 2015.

INDEPENDENCE ENERGY CORP. TABLE OF CONTENTS

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

3

Independence Energy Corp.

June 30, 2015

Independence Energy Corp.
Balance Sheets

	June 30,	January 31,
	2015	2015
	(unaudited)
ASSETS

Current Assets:
Cash	$900	$4,188
Accounts receivable	610	225
Inventory, at cost	9,756	10,080
Current assets of discontinued operations	—	57,628

Total Current Assets	11,266	72,121

Intangible asset, net of amortization of $86,080 and $57,220, respectively	234,351	263,211

Total Assets	$245,617	$335,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$87,980	$43,087
Due to related party	28,635	—
Loans payable	156,697	156,697
Current liabilities of discontinued operations	—	57,628

Total Liabilities	273,312	257,412

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit):
Common Stock, par value of $0.001 per share, 375,000,000 authorized shares and 360,094,082 issued and outstanding	360,094	360,094
Additional paid-in capital	927,826	927,826
Accumulated deficit	(1,315,615)	(1,210,000)

Total Stockholders’ Equity (Deficit)	(27,695)	77,920

Total Liabilities and Stockholders’ Equity	$245,617	$335,332

The accompanying notes are an integral part of these financial statements

Independence Energy Corp.
Statements of Operations
(unaudited)

	Five Months Ended June 30,
	2015	2014

Revenue	$385	$—

Cost of goods sold	151	—

Gross Profit	234	—

Operating Expenses:
Selling	173	—
Professional fees	68,794	26,715
Amortization of intangibles	28,860	—
General and administrative	8,022	64,138

Total Operating Expenses	105,849	90,853

Net Loss from Operations	(105,615)	(90,853)

Other Income (Expense):
Amortization of discount on convertible debentures	—	(74,166)
Amortization of deferred financing charges	—	(1,264)
Gain on change in fair value of derivative liability	—	24,029
Interest expense	—	(116)

Total Other Expense, net	—	(51,517)

Loss from Continuing Operations	(105,615)	(142,370)

Discontinued Operations
Loss from discontinued operations	—	(148,183)

Loss on Discontinued Operations	—	(148,183)

Net Loss and Comprehensive Loss	(105,615)	(290,553)

Net Loss Per Share
Basic	$—	$—
Diluted	$—	$—

Weighted Average Shares Outstanding
Basic	360,094,082	237,578,905
Diluted	360,094,082	237,578,905

The accompanying notes are an integral part of these financial statements

Independence Energy Corp.
Statements of Cash Flows
(unaudited)

	Five Months Ended June 30,
	2015	2014

Operating Activities:
Net loss from continuing operations	$(105,615)	$(142,370)
Adjustments to reconcile net loss to net cash used in continuing operations:
Amortization of discount on convertible debentures	—	74,166
Amortization of intangibles	28,860	—
Amortization of deferred financing charges	—	1,264
Gain on change in fair value of derivative liability	—	(24,029)
Changes in operating assets and liabilities:
Accounts receivable	(385)	—
Inventory	324	—
Prepaid expense and deposits	—	3,100
Accounts payable and accrued liabilities	44,893	19,179
Due to related party	28,635	8,601

Net Cash Used in Operating Activities	(3,288)	(60,089)

Investing Activities:
Proceeds from asset acquisition	—	60,000

Net Cash Provided by Investing Activities	—	60,000

Decrease in cash	(3,288)	(89)

Cash, Beginning of Period	4,188	7,292

Cash, End of Period	$900	$7,203

Non-cash investing and financing activities:
Issuance of stock for intangible assets	$—	$320,432
Offset of assets and liabilities of discontinued operations	$57,628	$—

The accompanying notes are an integral part of these financial statements

Independence Energy Corp.

Notes to the Condensed Financial Statements

(unaudited)

1. Nature of Operations and Continuance of Business

Independence Energy Corp. (the “Company”) was incorporated in the State of Nevada on November 30, 2005.  The Company was organized to explore natural resource properties in the United States.  On March 31, 2014, the Company acquired the exclusive right to distribute certain medical products and has changed its focus to the medical products distribution business. The Company may explore additional lines of business in the future. Additionally, by vote of a majority of the Company’s shareholders, the Company’s name will be changed to RedHawk Holdings Corp. effective on or about August 24, 2015, or as soon as all regulatory approvals have been obtained.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will be able to continue as a going concern without further financing. Currently, the Company must continue to realize its assets to discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of June 30, 2015, the Company had a working capital deficit of $262,046 and an accumulated deficit of $1,315,615. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future medical products distribution business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of June 30, 2015 and January 31, 2015, results of operations for the five months ended June 30, 2015 and 2014, and cash flows for the five months ended June 30. 2015 and 2014.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015. On June 15, 2015, the Company’s board of directors approved the change in the Company’s fiscal year end from January 31 to June 30.

b)	Use of Estimates

The financial statements and related notes are prepared in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation and impairment of long-lived assets, fair value of share-based payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Independence Energy Corp.

Notes to the Condensed Financial Statements

(unaudited)

2. Summary of Significant Accounting Policies (continued)

c)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standard Codification (“ASC”) 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2015, the Company had 7,452,959 potentially dilutive shares. There were no potentially dilutive shares outstanding at June 30, 2014.

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

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and natural gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus the cost of property not being amortized; plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less income tax effects related to differences between the book and tax basis of the property. For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves could be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. During the year ended January 31, 2015, the Company decided to discontinue its oil and gas business and the relevant assets have been impaired. Effective March 1, 2015, the Company assigned its interest in the Quinlan wells to the operator of those wells in exchange for the cancellation of all amounts due to the operator, including any future liabilities related to the Quinlan wells.

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

Inventory consist of purchased thermometers held for resale and are stated at the lower of cost or market utilizing the first-in, first-out method.

g)	Beneficial Conversion Features

From time to time, the Company may issue convertible instruments that may contain an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible instrument is issued when the fair value of the underlying common stock which the note is convertible into is in excess of the remaining unallocated proceeds of the instrument after first considering the allocation of a portion of the proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method. There were no outstanding beneficial conversion features outstanding at June 30, 2015.

h)	Derivative Liability

From time to time, the Company may issue equity instruments that may contain an embedded derivative instrument which may result in a derivative liability. A derivative liability exists on the date the equity instrument is issued when there is a contingent exercise provision. The derivative liability is recorded at its fair value calculated by using an option pricing model such as a multi-nominal lattice model. The fair value of the derivative liability is then calculated on each balance sheet date with the corresponding changes in the asset or liability recorded as derivative gains and losses in the consolidated statement of operations. There were no derivative liabilities at June 30, 2015.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2015, the Company had no items that represented comprehensive income (loss) and, therefore, did not include a schedule of comprehensive income (loss) in the financial statements.

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

l)            Reclassifications

Certain financial statement items have been reclassified to conform to current period financial reporting requirements. These reclassifications had no effect on total assets, liabilities, equity or net loss.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance intended to change the criteria for recognition of revenue. The new guidance establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating what impact adoption of this guidance would have on our financial position, results of operations, cash flows and disclosures.

Going Concern

In August 2014, the FASB issued guidance on disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management’s evaluation of whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment must be made in connection with preparing financial statements for each annual and interim reporting period. Management’s evaluation should be based on the relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. If conditions or events raise substantial doubt about the entity’s ability to continue as a going concern, but this doubt is alleviated by management’s plans, the entity should disclose information that enables the reader to understand what the conditions or events are, management’s evaluation of those conditions or events and management’s plans that alleviate that substantial doubt. If conditions or events raise substantial doubt and the substantial doubt is not alleviated, the entity must disclose this in the footnotes. The entity must also disclose information that enables the reader to understand what the conditions or events are, management’s evaluation of those conditions or events and management’s plans that are intended to alleviate that substantial doubt. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We do not expect that adoption will have a material impact on our financial position, results of operations, cash flows or disclosures.

Independence Energy Corp.

Notes to the Condensed Financial Statements

(unaudited)

2. Summary of Significant Accounting Policies (continued)

n)           New Accounting Pronouncements

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3. Oil and Gas Properties

Effective March 1, 2015, we assigned 100% of our interest in the Quinlan wells to the operator of those wells in exchange for the cancellation of all current liabilities and release of any future liabilities on the Quinlan wells, including $57,628 in accrued operating expenses.

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

5.	Convertible Notes

a)	On July 15, 2013, the Company issued an unsecured convertible note in a principal amount of $57,000 bearing interest at 8% per annum and due on April 17, 2014 (the “April 2014 Note”). The April 2014 Note was convertible into shares of common stock 180 days after the date of issuance (or January 11, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the shares of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice was sent by the holder to the Company. During the year ended January 31, 2014, the Company issued 7,500,000 shares of its common stock upon the conversion of $12,000 of the principal amount of the April 2014 Note. During the five month period ended June 30, 2014, the Company issued an additional 35,545,055 shares of its common stock upon the conversion of the remaining $45,000 of the principal amount of the April 2014 Note, plus $2,280 of accrued interest.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of the April 2014 Note equal to the principal amount of $57,000 and an equivalent discount which was charged to operations over the term of the April 2014 Note. During the five month period ended June 30, 2014, the Company had amortized the remaining $41,666 of the debt discount to interest expense. As of June 30, 2014, the April 2014 Note was no longer outstanding and the Company did not have a carrying value for such note.

b)	On September 17, 2013, the Company issued an unsecured convertible note in a principal amount of $32,500 bearing interest at 8% per annum and due on June 19, 2014 (the “June 2014 Note”). The Company received $30,000, net of an issuance fee of $2,500. The June 2014 Note was convertible into shares of common stock 180 days after the date of issuance (or March 16, 2014) at a conversion rate of 58% of the average of the three lowest closing bid prices of the shares of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice was sent by the holder to the Company. During the five month period ended June 30, 2014, the Company issued 28,166,667 shares of its common stock upon the conversion of the full $32,500 of the principal of the June 2014 Note plus $1,300 of accrued interest.

Independence Energy Corp.

Notes to the Condensed Financial Statements

(unaudited)

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of the June 2014 Note equal to the principal amount of $32,500 and an equivalent discount which was charged to operations over the term of the June 2014 Note. During the five month period ended June 30, 2014, the Company had amortized the full $32,500 of the debt discount to interest expense. As of June 30, 2014, the June 2014 Note was no longer outstanding and the Company did not have a carrying value for such note.

6.	Loan Payable

In December 2011, the Company received a loan in the amount of $156,697 from an unrelated third party. The loan is non-interest bearing, unsecured and due on demand.

8.	Related Party Transactions

During the five month period ended June 30, 2015, a shareholder advanced the Company $28,635 to pay certain operating expenses.

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

The results of discontinued operations are summarized as follows:

	For the 5 Months Ended June 30,
	2015	2014

Operating Expenses	$—	$—

Impairment of oil and natural gas property	—	148,183

Total Operating Expenses	—	148,183

Net Loss from Discontinued Operations	$—	$148,183

Independence Energy Corp.

Notes to the Condensed Financial Statements

(unaudited)

10.  Income Taxes

As of January 31, 2015, the Company had $986,035 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026 and run through 2035.  The Company has increased those available net operating losses to offset future taxable income by $105,615 for the five month period ended June 30, 2015. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at June 30, 2015, the Company had no uncertain tax positions.

The Company accounts for interest and penalties relating to uncertain tax provisions in the current period statement of income, as necessary. The Company has never filed a tax return. In order to utilize the available net operating loss carryforwards, the Company will need to prepare and file all tax returns since its inception. The Company’s tax years from inception are subject to examination.

Due to the uncertainty surrounding the realization of the deferred tax assets in future years, management has determined that it is more than likely than not that the deferred tax assets will be not realized in future periods. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets. As of June 30, 2015, the cumulative net operating loss carried forward is $1,091,650 or a net tax asset of $371,161, which has been fully allowed for and increased by $35,909 due to the tax loss generated during for the five month period ended June 30, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are all statements other than statements of historical facts. The words “may,” “can,” “will” “should,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “potential,” “proposed,” and any similar expressions are intended to identify those assertions as forward-looking statements. Investors are cautioned that forward-looking statements are predictions and are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties. In evaluating forward-looking statements, you should consider the various factors which may cause actual results to differ materially from any forward-looking statements including the risks below and those listed in the “Risk Factors” section of our latest 10-K report:

·	Changes in the effects of the significant level of competition that exists in the medical device distribution industry, or our inability to attract customers for other reasons.

·	The unexpected cost of regulation applicable to our industry, and the possibility of future additional regulation.

·	Our lack of insurance coverage in the event we incur an unexpected liability.

·	Our lack of a proven operating history and the possibility of future losses that are greater than we currently anticipate.

·	The possibility that we may not be able to generate revenues or access other financing sources necessary to operate our business.

·	Our inability to attract necessary personnel to run and market our business.

·	The volatility of our stock price.

·	Changes in the market prices for our products, or our failure to perform or renew the distribution agreement for our products.

·	Our failure to execute our growth strategy or enter into other lines of business that we may identify as potentially profitable for our company.

·	Changes in economic and business conditions.

·	Changes in accounting policies and practices we may voluntarily adopt or that we may be required to adopt under generally accepted accounting principles in the United States.

Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to revise or update any forward-looking statements.

Working Capital

	June 30,	January 31,
	2015	2015
Current Assets	$11,266	$72,121
Current Liabilities	$273,312	$257,412
Working Capital (Deficit)	$(262,046)	$(185,291)

Cash Flows

	Five months ended June 30,
	2015	2014
Cash Flows used in Operating Activities	$(3,288)	$(60,089)
Cash Flows provided by Investing Activities	$—	$60,000
Net Increase (decrease) in Cash During Period	$(3,288)	$(89)

Operating Revenues

For the period from November 30, 2005 (date of inception) to June 30, 2015, our company has earned only minimal operating revenues.

Operating Expenses and Loss from Continuing Operations

Operating expenses for the five months ended June 30, 2015 were $105,849 compared with $90,853 for the five months ended June 30, 2014. The increase of $14,996 was due principally to a $28,860 increase in amortization expense in the five month period ended June 30, 2015 relating to the intangible assets we acquired from AMD. Professional fees for the five month period ended June 30, 2015 were $68,794, a $42,079 increase over the professional fees for the comparable five month period ended June 30, 2014. The increase in the professional fees was attributable to our current management’s commitment to provide shareholders with complete and accurate financial reporting. The increase in professional fees and amortization costs were partially offset by a $42,500 reduction in the management and consulting fees for our former Chief Executive Officer and President.

For the five months ended June 30, 2015, we incurred a $105,615 loss from continuing operations or $nil per share compared with a loss from continuing operations of $142,370 or $nil per share for the five months ended June 30, 2014. In addition to operating expenses, we incurred $74,166 of expense relating to the amortization of the discount on the convertible notes during the five month period ended June 30, 2014. In addition to the amortization of the debt discount, during the five month period ended June 30, 2014, a $24,029 gain resulted from the change in fair value of the derivative liability due to the change in the fair value of the conversion feature on the convertible notes. During the same five month period during 2014, amortization of deferred financing cost and interest expense totaled only $1,380.

Discontinued Operations and Net Loss

This was due primarily to our decision not to renew our interest in the oil and gas leases in Coleman County, Texas. As a result, the Company recognized an impairment of $335,284 for the year ended January 31, 2014. For the five month period ended June 30, 2015, we reported a net loss from continuing operations of $105,615, or $nil per share. This compares to a net loss from continuing operations of $142,370 or $nil per share, for the same five month period ended in 2014.

For the five month period ended June 30, 2015, we reported a net loss of $105,615, or $nil per share. There were no losses from discontinued operations reported during the five month period ended June 30, 2015. As a result of our decision during the five month period ended June 30, 2014 to discontinue our oil and gas operations. As a result of this decision we reported a net loss of $290,553 including a $148,183 loss from discontinued operations or $nil per share, for the comparable five month period ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $900 compared with $4,188 at January 31, 2015. During the five month period ended June 30, 2015 we focused on reducing cash outlays by reducing operating costs including management and consulting fees.

We had total assets at June 30, 2015 of $245,617 compared with $335,332 at January 31, 2015. The decrease in overall assets was due primarily to the $28,860 non-cash charge for amortization of intangibles and the $57,628 assignment of certain discontinued assets to the operator of the oil and gas wells.

At June 30, 2015, we had total liabilities of $273,312 compared with $257,412 at January 31, 2015. The increase in total liabilities was due an increase in our accounts payable which more than offset the decrease in liabilities related to certain discontinued operations.

Cash Flow from Operating Activities

During the five months ended June 30, 2015, we used cash of $3,288 for operating activities compared with $60,089 used during the same five month period ended June 30, 2014. For the 2015 five month period, a $44,893 increase in accounts payable, a $28,635 increase in amounts due to a related party and a $28,860 non-cash intangible amortization charge partially offset the $105,615 net loss for the period.

The decrease in cash used for operating activities was attributable to a significant reduction in day-to-day general and administrative expenses for our Company which was partially offset by our payables and amounts due to a related party.

Cash Flow from Investing Activities

During the five months ended June 30, 2014, we received $60,000 as part of the financing in connection with the acquisition of the intangible assets from AMD. During the five months ended June 30, 2015, we received no cash from investing activities.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

See Part I, Item 1, Financial Statements - Note 2(m) - Recent Accounting Pronouncements and Note 2(n) - New Accounting Pronouncements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

  As a smaller reporting company, we are not required to provide the information under this item.

Item 4.     Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer to allow for timely decisions regarding required disclosure.

As of the end of the transition period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded in light of material weaknesses in our internal controls that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Item 6.     Exhibits

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.02	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.03	Certificate of Amendment filed on July 23, 2008 (incorporated by reference to Exhibit 3.02 to our Current Report on Form 8-K filed on August 14, 2008)

3.04	Certificate of Change filed on July 23, 2008 (incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on August 14, 2008)

3.05	Certificate of Change filed on June 14, 2012 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 15, 2012)

(10)	Material Contracts

10.1	Assignment dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 19, 2015)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

101	Interactive Data File

101*	Interactive Data File (Form 10-Q for the transition period ended June 30, 2015 furnished in XBRL).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document

 * To be filed by Amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE ENERGY CORP.
(Registrant)

Dated: August 19, 2015	/s/ Daniel J. Schreiber
Daniel J. Schreiber
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 19, 2015	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

