Form 10-QT/A
period 2015-06-30
Independence Energy Corp.
filed 2015-08-24
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

INDEPENDENCE ENERGY CORP.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Transition Report of Independence Energy Corp. (the “Company”) on Form 10-Q for the transition period of February 1, 2015 to June 30, 2015, filed with the Securities and Exchange Commission on August 19, 2015 (the “Form 10-QT”), is to furnish Exhibit 101 to the Form 10-QT in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-QT provides the financial statements and related notes from the Form 10-QT formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-QT. This Amendment No. 1 to the Form 10-QT speaks as of the original filing date, and does not modify or update in any way disclosure made in the original Form 10-QT.

Pursuant to Rule 402 of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Section 11 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.02	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.03	Certificate of Amendment filed on July 23, 2008 (incorporated by reference to Exhibit 3.02 to our Current Report on Form 8-K filed on August 14, 2008)

3.04	Certificate of Change filed on July 23, 2008 (incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on August 14, 2008)

3.05	Certificate of Change filed on June 14, 2012 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 15, 2012)

(10)	Material Contracts

10.1	Assignment dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 19, 2015)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

101	Interactive Data File

101**	Interactive Data File (Form 10-Q for the quarter ended June 30, 2015 furnished in XBRL).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed or furnished as an exhibit to our quarterly report on Form 10-Q for the transition period of February 1, 2015 to June 30, 2015 filed on August 19, 2015.

**	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE ENERGY CORP.
(Registrant)

Dated: August 24, 2015	/s/ Daniel J. Schreiber
Daniel J. Schreiber
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 24, 2015	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)