Form 10-Q
period 2015-09-30
RedHawk Holdings Corp.
filed 2015-11-23
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-54323

REDHAWK HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-3866475
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

219 Chemin Metairie Road, Youngsville, Louisiana	70592
(Address of principal executive offices)	(Zip Code)

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

☐  YES      ☒  NO

RedHawk Holdings Corp. had 365,094,082 shares of its common stock issued and outstanding as of November 15, 2015.

REDHAWK HOLDINGS CORP.

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

3

RedHawk Holdings Corp.

September 30, 2015

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

(unaudited)

	September 30,	June 30,
	2015	2015

ASSETS

Current Assets:
Cash	$1,112	$900
Accounts receivable	4,860	610
Inventory, at cost	9,756	9,756
Prepaid expenses	35,876	-
Total Current Assets	51,604	11,266

Intangible asset, net of amortization of $103,246 and $86,080, respectively	217,185	234,351

Total Assets	$268,789	$245,617

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$155,049	$87,980
Due to related party	57,388	28,635
Loans payable	156,697	156,697
Insurance notes payable	25,754	-
Total Liabilities	394,888	273,312

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common Stock, par value of $0.001 per share, 375,000,000 authorized shares and 360,094,082 issued and outstanding	360,094	360,094
Additional paid-in capital	937,826	927,826
Accumulated deficit	(1,424,019)	(1,315,615)
Total Stockholders' Deficit	(126,099)	(27,695)

Total Liabilities and Stockholders' Equity	$268,789	$245,617

The accompanying notes are an integral part of these consolidated financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2015	2014

Revenue	$4,750	$-

Operating Expenses:
Professional fees	61,150	-
Management fees	21,500	42,500
Amortization of intangibles	17,166	-
General and administrative	13,338	4,115

Total Operating Expenses	113,154	46,615

Net Loss from Continuing Operations	(108,404)	(46,615)

Discontinued Operations
Income from discontinued operations	-	444

Income on Discontinued Operations	-	444

Net Loss and Comprehensive Loss	$(108,404)	$(46,171)

Net Loss Per Share
Basic	$-	$-
Diluted	$-	$-

Weighted Average Shares Outstanding
Basic	360,094,082	345,188,164
Diluted	360,094,082	345,188,164

The accompanying notes are an integral part of these consolidated financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2015	2014

Operating Activities:
Net loss from continuing operations	$(108,404)	$(46,171)
Adjustments to reconcile net loss to net cash used in continuing operations:
Amortization of intangibles	17,166	-
Contributed services	10,000	-
Changes in operating assets and liabilities:
Accounts receivable	(4,250)	-
Prepaid expense and deposits	(35,876)	-
Accounts payable and accrued liabilities	67,069	(2,354)
Due to related party	28,753	45,850

Net Cash Used in Operating Activities	(25,542)	(2,675)

Financing Activities
Proceeds from insurance note payable	25,754	-

Net Cash Provided by Financing Activities	25,754	-

Increase (Decrease) in cash	212	(2,675)

Cash, Beginning of Period	900	7,203

Cash, End of Period	$1,112	$4,528

Supplemental Disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

REDHAWK HOLDINGS CORP.

Notes to the Consolidated Financial Statements

1. Nature of Operations and Continuance of Business

RedHawk Holdings Corp. (“We” or "Company") (formerly Independence Energy Corp.) was incorporated in the State of Nevada on November 30, 2005 under the name “Oliver Creek Resources Inc.” At inception, we were organized to acquire, explore and develop natural resource properties in the United States.  Effective August 12, 2008, we changed our name from Oliver Creek Resources Inc. to “Independence Energy Corp.” and opened for trading with the Over-the Counter Bulletin Board under the symbol “IDNG” and by vote of a majority of the Company’s shareholders, the Company’s name was changed again to RedHawk Holdings Corp. effective on October 13, 2015.

On March 31, 2014, the Company acquired the exclusive right to distribute certain medical products and changed the focus of its operations to include medical products distribution. Since then we have expanded our operations to include specialized financial services and commercial real estate. We may explore other lines of business in the future including, but not limited to, oil and gas services and technology.

In June 2014, the Company decided to discontinue its oil and gas operations.

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

As of September 30, 2015, the Company had a working capital deficit of $343,284 and an accumulated deficit of $1,424,019. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's businesses. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

a)	Basis of Presentation

The unaudited interim condensed financial statements of the Company as of September 30, 2015 and for the three month periods ended September 30, 2015 and 2014 included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The year-end condensed balance sheet dated as of June 30, 2015 is also unaudited and is presented here as a basis for comparison and reflective of our transition period balance sheet for our new year end which was changed on June 15, 2015.  The Company’s fiscal year-end was January 31 but has been changed to June 30 by vote of a majority of the Company’s board of directors. Although the financial statements and related information included herein have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Company believes that the note disclosures are adequate to make the information presented not misleading.  These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of January 31, 2015.  In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

REDHAWK HOLDINGS CORP.

Notes to the Consolidated Financial Statements

c)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standard Codification (“ASC”) 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2015, the Company had 7,452,959 potentially dilutive shares. There were no potentially dilutive shares outstanding at September 30, 2014.

d)	Oil and Gas Property Costs

During the year ended January 31, 2015, the Company decided to discontinue its oil and gas business and the relevant assets have been impaired. In June 2015, the Company assigned its interest in the Quinlan wells to the operator of those wells in exchange for the cancellation of all amounts due to the operator, including any future liabilities related to the Quinlan wells.

e)	Accounts Receivable

Accounts receivables are amounts due from customers of our medical products division and our financial services division. The amount is reported at fair value, net of any expected allowance for bad debts.

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

REDHAWK HOLDINGS CORP.

Notes to the Consolidated Financial Statements

j)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. During the three month periods ended September 30, 2015 and 2014, the Company had no items that represented comprehensive income (loss) and, therefore, did not include a schedule of comprehensive income (loss) in the financial statements.

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

Certain financial statement items may have been reclassified to conform to current period financial reporting requirements. These reclassifications had no effect on total assets, liabilities, equity or net loss.

m)	Recent Accounting Pronouncements

REDHAWK HOLDINGS CORP.

Notes to the Consolidated Financial Statements

Development Stage

The Company has limited operations and is considered to be in the development stage. During the year ended January 31, 2015, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance intended to change the criteria for recognition of revenue. The new guidance establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating what impact adoption of this guidance would have on our financial position, results of operations, cash flows and disclosures.

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

Debt Issuance Costs

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance does not specifically address, and therefore does not affect, the balance sheet presentation of debt issuance costs for revolving debt arrangements. The new guidance is effective for financial statements issued in fiscal years beginning after December 15, 2015, and will be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued.

n)	New Accounting Pronouncements

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3.	Fixed Assets

Oil and Gas Properties

Effective June 1, 2015, we assigned 100% of our interest in the Quinlan wells to the operator of those wells in exchange for the cancellation of all current and future liabilities on the Quinlan wells.

REDHAWK HOLDINGS CORP.

Notes to the Consolidated Financial Statements

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

6.	Due to Related Party

From time to time, advances are received from a related party, who is a shareholder and officer of the Company, that are used to fund operations. The total amount outstanding at September 30, 2015 and June 30, 2015 was $57,388 and $28,635, respectively (See Note 9).

REDHAWK HOLDINGS CORP.

Notes to the Consolidated Financial Statements

7.	Discontinued Operations

On June 23, 2014, the Company impaired its remaining oil and natural gas properties and changed its focus to medical products distribution and other businesses. The Company’s oil and gas properties have been classified as held for sale and are reflected at the estimated fair value expected to be realized by the Company. As a result of the Company’s impairment of its oil and gas properties and change in direction for the Company’s business, all expenses related to the oil and natural gas operations have been classified as discontinued operations.

The results of discontinued operations are summarized as follows:

	For the Three Months Ended September 30,
	2015	2014

Operating Income	$-	$444

Net Income from Discontinued Operations	$-	$444

8.	Income Taxes

As of January 31, 2015, the Company has $986,035 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026 and run through 2035.  The Company has increased those available net operating losses to offset future taxable income by $105,615 for the five month period ended June 30, 2015 and an additional $98,404 for the three month period ended September 30, 2015. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% due to a valuation allowance established for the fair value of the tax benefit generated which is discussed in more detail below to net loss before income taxes. At September 30, 2015, the Company had no uncertain tax positions.

The Company accounts for interest and penalties relating to uncertain tax provisions in the current period statement of income, as necessary. The Company has never filed a tax return. In order to utilize the available net operating loss carryforwards, the Company will need to prepare and file all tax returns since its inception. The Company’s tax years from inception are subject to examination.

Due to the uncertainty surrounding the realization of the deferred tax assets in future years, management has determined that it is more than likely than not that the deferred tax assets will be not realized in future periods. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets. As of September 30, 2015, the cumulative net operating loss carried forward is $1,190,054 or a net tax asset of $404,618, which has been fully allowed for and increased by $33,457 due to the tax loss generated during for the three month period ended September 30, 2015.

9.	Subsequent Events

Effective on October 13, 2015, we amended and restated our articles of incorporation as previously adopted by a majority vote of our shareholders. The amended and restated articles of incorporation changed our name to RedHawk Holdings Corp., authorized 5,000 shares of Preferred Stock, and increased authorized shares of common stock from 375,000,000 to 450,000,000, among other things.

On October 15, 2015, we entered into a securities purchase agreement with an accredited investor for the sale of 5,000,000 shares of our common stock in exchange for $50,000 cash.

Pursuant to a certificate of designation filed with the Nevada Secretary of State effective November 12, 2015, 2,000 shares of our authorized Preferred Stock have been designated as Series A 5% Convertible Preferred Stock, with a $1,000 stated value (“Series A Preferred”). The holders of the Series A Preferred are entitled to receive cumulative dividends at a rate of 5% per annum, payable quarterly in cash, or at the Company’s option, such dividends shall be accreted to, and increase, the stated value of the issued Series A Preferred (“PIK”). Holders of the Series A Preferred are entitled to votes on all matters submitted to stockholders at a rate of ten votes for each share of common stock into which the Series A Preferred may be converted. After six months from issue, each share of Series A Preferred is convertible, at the option of the holder, into the number of shares of common stock equal to the quotient of the stated value, as adjusted for PIK dividends, by $0.015, as adjusted for stock splits and dividends.

On November 13, 2015, we acquired certain commercial real estate from a related party for $480,000 consisting of $75,000 in land costs and $405,000 in buildings and improvements. The purchase price was paid by the Company assuming $265,000 of long-term bank indebtedness (“Note”) plus the issuance of 215 shares of the Company’s newly designated Series A Preferred Stock. The purchase price of the property was determined by independent third party appraisers commissioned by the financial institution providing the long-term financing for the acquisition, plus the cost of specific security improvements requested by the lessee.

The Note is dated November 13, 2015, in the amount of $265,000. Monthly payments under the Note are $1,962 including interest accruing at a rate of 5.95% per annum. The Note matures in June 2021 and is secured by the commercial real estate, guarantees by the Company and its real estate subsidiary and the personal guarantee of a shareholder.

Effective November 12, 2015, the Company entered into a $100,000 Commercial Note Line of Credit (“Line of Credit”) with a shareholder to evidence prior indebtedness and provide for future borrowings. The Line of Credit accrues interest at 5% per annum and matures on October 31, 2016. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the shareholder has the right to convert the amount outstanding (or the amount of the prepayment), into the Company’s Series A Preferred Stock at the par value of $1,000 per share. The amount due to related party at November 12, 2015 was converted to the line of credit (See Note 6).

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

Working Capital

	September 30,	June 30,
	2015	2015
Current Assets	$51,604	$11,266
Current Liabilities	$394,888	$273,312
Working Capital (Deficit)	$(343,284)	$(262,046)

Operating Revenues

For the period from November 30, 2005 (date of inception) to September 30, 2015, our company has earned only minimal operating revenues.

Operating Expenses and Loss from Continuing Operations

For the three months ended September 30, 2015, we incurred a $108,404 loss from continuing operations or $nil per share compared with a loss from continuing operations of $46,615 or $nil per share for the three months ended September 30, 2014.

Operating expenses for the three months ended September 30, 2015 were $113,154 compared with $46,615 for the three months ended September 30, 2014. The increase of $66,539 was due principally to a $17,166 increase in amortization, a $61,150 increase in professional fees and a $9,223 increase in general and administrative expenses. These increase were partially offset by a $21,000 reduction in management fees. The increase in amortization expense related to the intangible asset acquired from AMD. The higher professional fees resulted primarily from higher legal costs associated with various transactional costs and regulatory filing. The higher general and administrative costs were related to increase costs associated with regulatory filing and additional insurance expense. These increase were partially offset with a decrease in management fees resulting primarily from the resignation and dismissal of certain of our prior executives.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $1,112 compared with $900 at June 30, 2015. During the three month period ended September 30, 2015 we focused on reducing cash outlays for operating costs including management and consulting and fees. These reductions were offset by higher professional fees associated with transactional costs and regulatory filings.

We had total assets at September 30, 2015 of $268,789 compared with $245,617 at June 30, 2015. The increase in overall assets was due to the increase in prepaid expenses.

At September 30, 2015, we had total liabilities of $394,888 compared with $273,312 at June 30, 2015. The increase in total liabilities was due a $67,069 increase in our accounts payable and accrued liablities, a $28,753 increases in advances from a stockholder and a $25,754 increase in increase in insurance notes payable. These increases were partially offset with the decrease in liabilities related to certain discontinued operations.

Cash Flows

	Three months ended September 30,
	2015	2014
Cash Flows used in Operating Activities	$(25,542)	$(2,675)
Cash provided by Financing Activities	$25,754	$-
Net Increase (decrease) in Cash During Period	$212	$(2,675)

Cash Flow from Operating Activities

During the three months ended September 30, 2015, cash of $25,542 was used in operating activities compared with $2,675 used during the same three month period ended September 30, 2014. For the 2015 three month period, a $67,069 increase in accounts payable, a $28,753 increase in amounts due to a related party, a $10,000 non-cash compensation expense, and a $17,166 non-cash intangible amortization charge partially offset the $108,404 net loss for the period and increases of $4,250 and $35,876 in accounts receivable and prepaid expenses, respectively.

The decrease in cash used for operating activities during the three month period ended September 30, 2014, was attributed a significant reduction in day-to-day general and administrative expenses for our Company which was partially offset by our payables and amounts due to a related party.

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

Future Financings

We will continue to rely on financial support from our stockholders and our ability to raise equity capital or debt financing in order to continue to fund our business operations. Issuances of additional shares and debt instruments convertible into shares of our stock will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Use of Estimates and Critical Accounting Policies

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

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and applicable to us. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

On August 5, 2015, the Company made application with the Financial Industry Regulatory Authority (FINRA) for permission to change the Company's name and our ticker symbol from IDNG to HAWC. On October 13, 2015, we amended our articles of incorporation with the Nevada Secretary of State to change the Company's name from Independence Energy Corp. to RedHawk Holdings Corp.

On November 5, 2015, we received notice from FINRA that they declined our request as being "deficient and…necessary for the protection of investors." The FINRA decision was based on previously resolved allegations against Daniel J. Schreiber, the Company's Chief Executive Officer.

In March 2009, The Securities and Exchange Commission had filed a complaint against Mr. Schreiber alleging, among other things, violations of Sections 17(a)(3) of the Securities Act of 1933. Mr. Schreiber vehemently denied such allegations. In order to avoid protracted and expensive litigation, Mr. Schreiber, without admitting or denying the allegations in the complaint, consented in January 2010 to the entry of a final consent judgment that, among other things, enjoins Mr. Schreiber from any future violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933. Mr. Schreiber and his legal counsel adamantly reject FINRA's determination as a basis for denying the Company's request for a name change and intend to challenge this determination. Until we reach a final resolution of this matter with FINRA, we will continue trading, for SEC purposes, under the name Independence Energy Corp. with the ticker symbol IDNG.

Item	6.	Exhibits

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.02	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.03	Certificate of Amendment filed on July 23, 2008 (incorporated by reference to Exhibit 3.02 to our Current Report on Form 8-K filed on August 14, 2008)

3.04	Certificate of Change filed on July 23, 2008 (incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on August 14, 2008)

3.05	Certificate of Change filed on June 14, 2012 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 15, 2012)

3.06	Amended and Restated Articles of Incorporation of RedHawk Holdings Corp. filed October 12, 2015 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 16, 2015).

3.07	Certificate of Designation filed on November 12, 2015. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2015).

Exhibit Number	Description of Exhibit
(10)	Material Events

10.1	Assignment dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 19, 2015).

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

101	Interactive Data File

101*	Interactive Data File (Form 10-Q for the quarter ended September 30, 2015 furnished in XBRL).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDHAWK HOLDINGS CORP.
(Registrant)

Dated: November 23, 2015	/s/ Daniel J. Schreiber
Daniel J. Schreiber
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 23, 2015	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

