Form 10-Q
period 2015-12-31
RedHawk Holdings Corp.
filed 2016-02-16
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54323

RedHawk Holdings Corp.

(Exact name of registrant as specified in its charter)

Nevada	20-3866475
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

219 Chemin Metairie Road
Youngsville, Louisiana	70592
(Address of principal executive offices)	(Zip Code)

(337) 269-5933

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 8, 2016, 365,094,082 shares of common stock, par value 0.001 per share, were outstanding.

REDHAWK HOLDINGS CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED Consolidated Financial Statements.

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

(unaudited)

	December 31,	June 30,
	2015	2015

ASSETS

Current Assets:
Cash and cash equivalents	$16,933	$900
Marketable securities, at market value	1,846,687	-
Accounts receivable	4,860	610
Inventory, at cost	9,756	9,756
Prepaid expenses	59,227	-

Total Current Assets	1,937,463	11,266

Property and Improvements:
Land	110,000	-
Building and improvements	670,000	-
	780,000	-
Less, accumulated depreciation	(2,812)	-

Total Property and Improvements	777,188	-

Other Assets:
Investment in real estate limited partnership	625,000	-
Intangible assets, net of amortization of $120,412 and $86,080, respectively	205,019	234,351

Total Other Assets	830,019	234,351

Total Assets	$3,544,670	$245,617

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$162,801	$87,980
Current maturities of long-term debt	8,206	-
Line of credit	1,080,000	-
Due to related party	-	28,635
Loans payable	-	156,697
Insurance notes payable	16,425	-

Total Current Liabilities	1,267,432	273,312

Long-Term Debt:
Real estate note payable, net of current maturities	255,540	-
Convertible notes payable	5,000	-

Total Long-Term Debt	260,540	-

Total Liabilities	1,527,972	273,312

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred Stock, stated value of $1,000 per share, 5,000 authorized shares and 2,140 shares issued and outstanding:
5% Series A, 2,000 shares designated, 1,240 issued and outstanding	1,240,000	-
5% Series B, 1,000 shares designated, 1,000 issued and outstanding	1,000,000	-
Common Stock, par value of $0.001 per share, 450,000,000 authorized shares and 365,094,082 issued and outstanding at December 31, 2015 and 360,094,082 issued and outstanding at June 30, 2015	365,094	360,094
Additional paid-in capital	875,283	927,826
Accumulated comprehensive loss	(11,607)	-
Accumulated deficit	(1,452,072)	(1,315,615)

Total Stockholders' Equity (Deficit)	2,016,698	(27,695)

Total Liabilities and Stockholders' Equity	$3,544,670	$245,617

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Revenue	$5,200	$225	$9,950	$225

Costs and Expenses:
Operating expenses	1,374	-	1,374	-
Professional fees	137,176	24,800	198,326	24,800
Management fees	14,000	(37,351)	35,500	5,149
Depreciation	2,812	-	2,812	-
Amortization of intangibles	17,166	57,220	34,332	57,220
General and administrative	15,155	12,221	28,493	16,336

Total Costs and Expenses	187,683	56,890	300,837	103,505

Net Loss from Continuing Operations	(182,483)	(56,665)	(290,887)	(103,280)

Other Income (Expense):
Expiration of indebtedness	156,697	-	156,697	-
Dividend income	2,770	-	2,770	-
Interest expense	(3,693)	-	(3,693)	-
	155,774	-	155,774	-

Net Loss from Continuing Operations	(26,709)	(56,665)	(135,113)	(103,280)

Discontinued Operations:
Income from discontinued operations	-	-	-	444

Income on Discontinued Operations	-	-	-	444

Net Loss	(26,709)	(56,665)	(135,113)	(102,836)

Other comprehensive income (loss):
Unrecognized loss on marketable securities	(11,607)	-	(11,607)	-

Net Loss and Comprehensive Loss	(38,316)	(56,665)	(146,720)	(102,836)

Preferred Stock Dividends	(1,344)	-	(1,344)	-

Net Loss and Comprehensive Loss Available for Common Stockholders	$(39,660)	$(56,665)	$(148,064)	$(102,836)

Net Loss Per Share
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted Average Shares Outstanding
Basic	364,278,865	353,937,290	362,186,473	349,562,727
Diluted	364,278,865	353,937,290	362,186,473	349,562,727

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Six Months ended December 31, 2015

(unaudited)

								UNRECOGNIZED
	SERIES A		SERIES B				ADDITIONAL	LOSS ON
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK		PAID-IN	MARKETABLE	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SECURITIES	DEFICIT	TOTAL

BALANCE, JUNE 30, 2015	-	$-	-	$-	360,094,082	$360,094	$927,826	$-	$(1,315,615)	$(27,695)

Contributed management servcies	-	-	-	-	-	-	10,000	-	-	10,000

Net loss	-	-	-	-	-	-	-	-	(108,404)	(108,404)

BALANCE, SEPTEMBER 30, 2015	-	-	-	-	360,094,082	360,094	937,826	-	(1,424,019)	(126,099)

Sale of unregistered securities	-	-	-	-	5,000,000	5,000	45,000	-	-	50,000

Acquisitions:
Commercial real estate	215	215,000	-	-	-	-	-	-	-	215,000
Investment in real estate partnership	625	625,000	-	-	-	-	-	-	-	625,000
Corporate office	300	300,000	-	-	-	-	-	-	-	300,000

Working capital contribution	-	-	1,000	1,000,000	-	-	(117,543)	-	-	882,457

Conversion of shareholder line of credit	100	100,000	-	-	-	-	-	-	-	100,000

Contributed management servcies	-	-	-	-	-	-	10,000	-	-	10,000

Preferred stock dividends declared	-	-	-	-	-	-	-	-	(1,344)	(1,344)

Unrecognized loss on marketable securities	-	-	-	-	-	-	-	(11,607)	-	(11,607)

Net loss	-	-	-	-	-	-	-	-	(26,709)	(26,709)

BALANCE, DECEMBER 31, 2015	1,240	$1,240,000	1,000	$1,000,000	365,094,082	$365,094	$875,283	$(11,607)	$(1,452,072)	$2,016,698

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(135,113)	$(103,280)
Adjustments to reconcile net loss to net cash used in continuing operations:
Amortization of intangibles	34,332	57,220
Depreciation	2,812	-
Contributed management services	20,000	-
Expiration of indebtedness	(156,697)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,250)	(225)
Inventory	-	(10,080)
Prepaid expense and deposits	(59,227)	-
Accounts payable and accrued liabilities	73,475	15,026
Due to related party	(28,635)	(8,601)

Net Cash Used in Operating Activities	(253,303)	(49,940)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(5,000)	-

Net Cash Used in Investing Activities	(5,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	50,000	49,900
Proceeds from related party line of credit	100,000	-
Proceeds from the issuance of the Series B Preferred Stock	4,165	-
Proceeds from bank line of credit	100,000	-
Proceeds from insurance note payable	30,048	-
Principal payments on insurance note payable	(13,623)	-
Principal payments on long-term debt	(1,254)	-
Proceeds from issuance of debentures	5,000	-

Net Cash Provided by Financing Activities	274,336	49,900

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	444

Increase in cash	16,033	404

Cash, Beginning of Period	900	7,203

Cash, End of Period	$16,933	$7,607

Non-Cash Investing and Financing Activities:
Land and building acquired in exchange for Series A Preferred Stock and assumption of debt	$780,000	$-
Exchange of marketable securities and assumption of line of credit for Series B Preferred Stock	$1,858,294	$-
Partnership investment acquired in exchange for Series A Preferred Stock	$625,000	$-
Related party line of credit converted into Series A Preferred Stock	$100,000	$-
Preferred stock dividends declared but unpaid	$1,344	$-

Supplemental Disclosures:
Interest paid	$3,693	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Notes to the Unaudited Consolidated Financial Statements

December 31, 2015

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

RedHawk Holdings Corp. (“we” or the “Company”) (formerly Independence Energy Corp.) was incorporated in the State of Nevada on November 30, 2005 under the name “Oliver Creek Resources Inc.” At inception, we were organized to acquire, explore and develop natural resource properties in the United States.  Effective August 12, 2008, we changed our name from “Oliver Creek Resources Inc.” to “Independence Energy Corp.” and opened for trading with the Over-the Counter Bulletin Board under the symbol “IDNG.” Effective October 13, 2015, by vote of a majority of the Company’s stockholders, the Company’s name was changed from “Independence Energy Corp.” to “RedHawk Holdings Corp.”

On March 31, 2014, the Company acquired the exclusive right to distribute certain medical products and changed the focus of its operations to include medical products distribution. Since then, we have expanded our operations to include specialized financial services, pharmaceutical sales and commercial real estate leasing and investment. We may explore other lines of business in the future including, but not limited to, oilfield services and equipment leasing.

In June 2014, the Company decided to discontinue its oil and gas exploration and production operations.

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

As of December 31, 2015, the Company had a working capital of $670,031 but an accumulated deficit of $1,452,072. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s businesses. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company as of December 31, 2015 and for the three and six month periods ended December 31, 2015 and 2014 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The year-end condensed balance sheet dated as of June 30, 2015 is also unaudited and is presented here as a basis for comparison and reflective of our transition period balance sheet for our new year end which was changed on June 15, 2015.  The Company’s fiscal year-end was January 31 but has been changed to June 30 by vote of a majority of the Company’s board of directors. Although the financial statements and related information included herein have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Company believes that the note disclosures are adequate to make the information presented not misleading.  These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of January 31, 2015.  In the opinion of our management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which we have a greater than 50% ownership. All material intercompany accounts have been eliminated upon consolidation. Certain prior year amounts are sometimes reclassified to be consistent with the current year financial statement presentation.

Use of Estimates

The financial statements and related notes are prepared in conformity with GAAP which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation and impairment of long-lived assets, asset retirement obligations, fair value of share-based payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

We derive revenue from several types of activities – medical product sales, commercial real estate leasing and financial services. Our medical product sales include the marketing and distribution of certain professional and consumer grade digital non-contact thermometers. Our real estate leasing revenues are from certain commercial properties under long-term lease. The financial service revenue is from brokerage services earned in connection with debt placement services.

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Marketable Securities

We determine the appropriate classification of our marketable securities at the time of purchase and reassess the appropriateness of the classification at each reporting date. At December 31, 2015, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value with unrealized gains and losses included as a component of accumulated comprehensive income or loss. Realized gains and losses on the sale of securities are determined on a specific identification basis. Interest and dividend income is recorded when it is earned and deemed realizable by the Company. At December 31, 2015, the cost of the marketable securities on hand, which consisted entirely of widely recognized publically-traded securities, was $1,858,294. Gross unrealized losses on the fair market value of the marketable securities was $11,607 as of December 31, 2015 (see Note 8).

Accounts Receivable

Accounts receivables are amounts due from customers of our medical products division and our financial services division. The amount is reported at the billed amount, net of any expected allowance for bad debts.

Inventory

Inventory consist of purchased thermometers held for resale and are stated at the lower of cost or market utilizing the first-in, first-out method.

Property and Improvements

Property and improvements are stated at cost. We provide for depreciation expense on a straight line basis over each asset’s useful life depreciated to their estimated salvage value. Buildings are depreciated over a useful life of 20 years. Building improvements are depreciated over a useful life of 5 to 10 years.

Oil and Gas Property Costs

During the year ended January 31, 2015, the Company decided to discontinue its oil and gas business and the relevant assets have been impaired. In June 2015, the Company assigned its working interest in the Quinlan wells to the operator of those wells in exchange for the cancellation of all amounts due to the operator, including any future liabilities related to the Quinlan wells

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standard Codification (“ASC”) 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the period they are incurred. The Company does not believe that it has any uncertain tax positions. The Company has not filed any corporate tax returns since its inception.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2015 and 2014, the Company had 7,452,959 potentially dilutive shares from our warrants issued in connection with the November 2014 private equity sale. There were 333,333 shares issuable upon conversion of the debentures but have been excluded from earnings per share calculations because these shares are anti-dilutive. At December 31, 2015, there were potentially 82,666,666 shares issuable upon the conversion of the Series A Preferred Stock. In addition, there were potentially 100,000,000 shares issuable upon the conversion of the Series B preferred stock.

 Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. During the three and six month periods ended December 31, 2015, the Company had $11,607 of comprehensive losses resulting from the unrecognized losses on marketable securities. During the three and six month periods ended December 31, 2014, the Company had no items that represented comprehensive income (loss) and, therefore, did not include a schedule of comprehensive income (loss) in the financial statements.

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into the following three levels that may be used to measure fair value:

Level 1.  Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2.  Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3.  Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company has marketable securities with a fair market value of $1,846,687 at December 31, 2015, which are all publicly traded securities with quoted prices in active markets. These are fair values using Level 1 assumptions.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new guidance intended to change the criteria for recognition of revenue. The new guidance establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating what impact the adoption of this guidance would have on our financial position, results of operations, cash flows and disclosures.

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

Debt Issuance Costs

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance does not specifically address, and therefore does not affect, the balance sheet presentation of debt issuance costs for revolving debt arrangements. The new guidance is effective for financial statements issued in fiscal years beginning after December 15, 2015, and will be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. To date our debt issuance cost has not been significant, however, as the Company continues to raise capital to execute its growth strategy, the use of debt in the future may have issuance costs to be accounted for under this guidance.

New Accounting Pronouncements

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3.	FIXED ASSETS

Properties and Improvements

On November 13, 2015, we acquired certain commercial rental property, consisting of $75,000 of land and $405,000 of buildings and improvements, from a related party that is an entity controlled by a stockholder and officer of the Company, for $480,000. The purchase price was paid by the Company through the assumption of $265,000 of long-term bank indebtedness (see Note 7) plus the issuance of 215 shares of the Company’s newly designated Series A Preferred Stock (see Note 8). The purchase price of the property was determined by independent third-party appraisers commissioned by the financial institution providing the long-term financing for the acquisition, which included the cost of specific security improvements requested by the lessee.

On December 31, 2015, we acquired certain commercial real estate from a related party, that is an entity controlled by a shareholder and officer of the Company, to be used as our corporate office, for $300,000 consisting of $35,000 of land and $265,000 of buildings and improvements. The purchase price was paid by the Company with the issuance of 300 shares of the Company’s Series A Preferred Stock. The purchase price of the property was determined by independent third-party appraisal.

Oil and Gas Properties

Effective June 1, 2015, we assigned 100% of our interest in the Quinlan wells to the operator of those wells in exchange for the cancellation of all current and future liabilities on the Quinlan wells.

4.	OTHER ASSETS

Tower Hotel Fund 2013, LLC

On December 31, 2015, RedHawk Land & Hospitality, LLC acquired from Beechwood Properties, LLC 280,000 Class A Units (approximately a 2.0% membership interest) of fully paid, non-assessable units of limited liability company interest in Tower Hotel Fund 2013, LLC, a real estate development limited liability company formed in the state of Hawaii for acquisition, restoration and development of the Naniloa Hilo Resort in Hilo, Hawaii. The $625,000 purchase price was paid by the issuance of 625 shares of the Company’s Series A Preferred Stock. The purchase price was determined by an independent third-party valuation. Beechwood Properties, LLC is a real estate limited liability Company owned and controlled by G. Darcy Klug, a stockholder and Chief Financial Officer of the Company.

Intangible Assets

On March 31, 2014, the Company entered into an asset purchase agreement (the “Agreement”) with American Medical Distributors, LLC (“AMD”) pursuant to which the Company acquired a five-year license commencing on November 27, 2013 for the exclusive territorial distribution rights to the Thermofinder non-contact thermometer from AMD in exchange for the issuance of 152,172,287 shares of the Company’s common stock with a fair value of $320,431 based on the fair value of such shares on the date of issuance. As a part of this asset acquisition and share issuance, the Company also received a payment of $60,000. The intangible asset is being amortized over the remaining life of the license agreement. Amortization expense is expected to be approximately $68,664 per year for years 2016, 2017 and 2018 and approximately $57,219 in year 2019.

On December 31, 2015, we acquired certain tangible and intangible high-quality medical device assets, including the Disintegrator™ Insulin Needle Destruction Unit (“NDD”) and the Carotid Artery Non-Contact Thermometer. The purchase price was paid by the issuance of 60,000,000 restricted shares of our common stock, which are subject to vesting based upon the completion by the seller of certain performance milestones including, but not limited to, successful completion of NDD upgrades, submission for worldwide patents for the NDD, completion of the first NDD production model, approval by the Company of the initial NDD production run, attaining certain NDD unit sales and profitability milestones, and receipt of final worldwide patents for the NDD. At December 31, 2015, none of the restricted shares had vested.

5.	LOAN AND INSURANCE NOTE PAYABLE

We finance a portion of our insurance premiums. At December 31, 2015, the outstanding balance due on our premium finance agreement was $16,425. The note matures on May 14, 2016 with interest accruing at 6.5% per annum.

In December 2011, the Company received a loan in the amount of $156,697 from an unrelated third party. The loan was non-interest bearing, unsecured and due on demand. On December 11, 2015, the time frame to collect the loan by the third party had expired. Therefore, the loan was written off and recorded within other income/expense as expiration of indebtedness.

6.	DUE TO RELATED PARTY

Effective November 12, 2015, the Company entered into a $100,000 Commercial Note Line of Credit (“Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations.

The Line of Credit accrues interest at 5% per annum and matures on October 31, 2016. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share.

At December 31, 2015, the principal balance plus accrued interest totaled $100,000. At that date, the stockholder elected to convert the outstanding principal and interest balance into 100 shares of our Series A Preferred Stock.

7.	LONG-TERM DEBT, DEBENTURES AND LINE OF CREDIT

On November 13, 2015, we acquired certain commercial real estate from a related party that is an entity controlled by a stockholder and officer of the Company for $480,000 consisting of $75,000 of land costs and $405,000 of buildings and improvements (see Note 3). The purchase price was paid by through the assumption by the Company of $265,000 of long-term bank indebtedness (“Note”) plus the issuance of 215 shares of the Company’s newly designated Series A Preferred Stock. The purchase price also included the cost of specific security improvements requested by the lessee.

The Note is dated November 13, 2015 and has a principal amount of $265,000. Monthly payments under the Note are $1,962 including interest accruing at a rate of 5.95% per annum. The Note matures in June 2021 and is secured by the commercial real estate, guarantees by the Company and its real estate subsidiary and the personal guarantee of a stockholder who is also an officer of the Company.

We have authorized the issuance of up to $10 million in principal amount of convertible promissory notes (the “Convertible Notes”). The Convertible Notes are secured by the membership interests in Tower Fund 2013, LLC, a Hawaii limited liability company (see Note 4). The Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable quarterly. Beginning 180 days after issuance of the Convertible Notes, the Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Convertible Notes. The Company may only issue the notice of its intent to redeem the Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. The holder of the Convertible Notes has the right to convert all or any portion of the Convertible Notes at the conversion price at any time prior to redemption. At December 31, 2015, there were $5,000 of convertible debentures outstanding.

Our line of credit with a bank totals $1,130,000 of which $1,080,000 is outstanding as of December 31, 2015 (See Note 8). The line of credit matures on September 4, 2016 and is secured by marketable securities, a corporate guarantee and the guarantee of a stockholder who is also an officer of the Company. Interest accrues at the rate of one-month LIBOR plus 3% and is paid monthly. The interest rate at December 31, 2015 was 3.5%.

8.	STOCKHOLDERS’ EQUITY

Effective on October 13, 2015, we amended and restated our articles of incorporation as previously adopted by a majority vote of our stockholders. The amended and restated articles of incorporation, among other things, changed our name to RedHawk Holdings Corp., authorized 5,000 shares of Preferred Stock, and increased the number of authorized shares of common stock from 375,000,000 to 450,000,000.

Common Stock

On October 15, 2015, we entered into a securities purchase agreement with an accredited investor for the sale of 5,000,000 shares of our common stock in exchange for $50,000.

Preferred Stock

Pursuant to a certificate of designation filed with the Secretary of State of the State of Nevada, effective November 12, 2015, 2,000 shares of our authorized Preferred Stock have been designated as Series A 5% Convertible Preferred Stock, with a $1,000 stated value (“Series A Preferred Stock”). The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, payable quarterly in cash, or at the Company’s option, such dividends shall be accreted to, and increase, the stated value of the issued Series A Preferred Stock (“PIK”). Holders of the Series A Preferred Stock are entitled to votes on all matters submitted to stockholders at a rate of ten votes for each share of common stock into which the Series A Preferred Stock may be converted. After six months from issuance, each share of Series A Preferred Stock is convertible, at the option of the holder, into the number of shares of common stock equal to the quotient of the stated value, as adjusted for PIK dividends, by $0.015, as adjusted for stock splits and dividends.

On November 13, 2015, we issued 215 shares of our Series A Preferred Stock in connection with the acquisition of certain commercial real estate from a related party which is an entity controlled by a stockholder and officer of the Company. On December 31, 2015, in exchange for 300 shares of our Series A Preferred Stock, we acquired from a related party, which is an entity controlled by a stockholder and officer of the Company, certain real estate to be used as our corporate offices (see Note 3).

On December 31, 2015, we issued 625 shares of Series A Preferred Stock to acquire certain limited partnership membership interest in a real estate development located in Hawaii (see Note 4).

On December 31, 2015, a stockholder and officer of the Company, converted $100,000 of the outstanding principal and interest balance due to the stockholder in exchange for 100 shares of the Company’s Series A Preferred Stock (see Note 7).

Pursuant to a certificate of designation filed with the Secretary of State of the State of Nevada, effective December 29, 2015, 1,000 shares of our authorized Preferred Stock have been designated as Series B 5% Convertible Preferred Stock, with a $1,000 stated value (“Series B Preferred Stock”). The holders of the Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, payable quarterly in cash, or at the Company’s option, such dividends shall be accreted to, and increase, the stated value of the issued Series B Preferred Stock (“PIK”). Holders of the Series B Preferred Stock are entitled to votes on all matters submitted to stockholders at a rate of ten votes for each share of common stock into which the Series B Preferred Stock may be converted. After six months from issuance, each share of Series B Preferred Stock is convertible, at the option of the holder, into the number of shares of common stock equal to the quotient of the stated value, as adjusted for PIK dividends, by $0.01, as adjusted for stock splits and dividends.

On December 31, 2015, we received, from a stockholder and officer of the Company, $1,862,458 of cash and marketable securities, net of a $980,000 line of credit balance, in exchange for 1,000 shares of our Series B Preferred Stock.

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

The results of discontinued operations are summarized as follows:

	For the Six Months Ended December 31,
	2015	2014

Operating Income	$-	$444

Net Income from Discontinued Operations	$-	$444

10.	INCOME TAXES

As of January 31, 2015, the Company has $986,035 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026 and run through 2035.  Since January 31, 2015, the Company has increased those available net operating losses to offset future taxable income by $64,031 through the periods ended December 31, 2015. The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% due to a valuation allowance established for the fair value of the tax benefit generated which is discussed in more detail below to net loss before income taxes. At December 31, 2015, the Company had no uncertain tax positions.

The Company accounts for interest and penalties relating to uncertain tax provisions in the current period statement of income, as necessary. The Company has never filed a tax return. In order to utilize the available net operating loss carryforwards, the Company will need to prepare and file all tax returns since its inception. The Company’s tax years from inception are subject to examination.

Due to the uncertainty surrounding the realization of the deferred tax assets in future years, our management has determined that it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets. As of December 31, 2015, the cumulative net operating loss carried forward is $1,050,066 or a net tax asset of $357,022, which has been fully allowed for and increased by $14,139 due to the tax loss generated during the six month period ended December 31, 2015.

11.	SUBSEQUENT EVENTS

Effective February 1, 2016, Thomas J. Concannon was appointed Executive Vice President and Chief Operating Officer and a Director. Upon joining the Company, Mr. Concannon agreed to invest $250,000 into the Company in exchange for 250 shares of the Company’s Series B Preferred Stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are all statements other than statements of historical facts. The words “may,” “can,” “will” “should,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “potential,” “proposed,” and any similar expressions are intended to identify those assertions as forward-looking statements. Investors are cautioned that forward-looking statements are predictions and are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties. In evaluating forward-looking statements, you should consider the various factors which may cause actual results to differ materially from any forward-looking statements, including the risks below and those listed in the “Risk Factors” section of our latest 10-K report:

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

Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Therefore, you should not rely on these forward-looking statements as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

RedHawk Holdings Corp. was incorporated in the State of Nevada on November 30, 2005 under the name “Oliver Creek Resources, Inc. At its inception, we were an exploration stage company engaged in the acquisition, exploration and development of natural resources. We discontinued our oil and gas operations in 2014 and changed our business focus, Currently, through subsidiaries, we are engaged in medical product sales, commercial real estate leasing and financial services. Our medical product sales include the marketing and distribution of certain professional and consumer grade digital non-contact thermometers. Our real estate leasing revenues are generated from certain commercial properties under long-term lease. We also hold limited liability company interest in certain commercial restoration projects in Hawaii. Our financial service revenue is from brokerage services earned in connection with debt placement services.

Working Capital

	September 30,	June 30,
	2015	2015
Current Assets	$1,937,463	$11,266
Current Liabilities	$1,267,432	$273,312
Working Capital (Deficit)	$670,031	$(262,046)

RESULTS OF OPERATIONS

Operating Revenues

For the period from November 30, 2005 (date of inception) to December 31, 2015, our Company has earned only minimal operating revenues. During the quarter ended December 31, 2015, we commenced operations in our financial services and commercial real estate leasing business units. On December 31, 2015, our medical products business unit completed the acquisition of certain specialized tangible and intangible medical devices.

Operating Expenses and Loss from Continuing Operations

For the three months ended December 31, 2015, we incurred a $(26,709) loss from continuing operations or $nil per share compared with a loss from continuing operations of $(56,665) or $nil per share for the three months ended December 31, 2014.

Costs and expenses for the three months ended December 31, 2015 were $187,683 compared with $56,890 for the three months ended December 31, 2014. The increase of $130,793 was principally due to a $112,376 increase in professional fees and a $51,351 increase in management fees. These increases were partially offset by a $40,054 reduction in amortization expense. Amortization expense relates to the intangible asset acquired from AMD. The higher professional fees resulted primarily from higher legal costs associated with the various transactional costs and related regulatory filings completed during the three months ended December 31, 2015. The decrease in management fees resulted primarily from the resignation and dismissal of certain of our prior executives who were not replaced.

For the six months ended December 31, 2015, we incurred a $(135,113) loss from continuing operations or $nil per share compared with a loss from continuing operations of $(103,280) or $nil per share for the six months ended December 31, 2014. After $444 of income from discontinued operations, the Company reported a net loss of $(102,836) for the six month period ended December 31, 2014.

Costs and expenses for the six months ended December 31, 2015 were $300,837 compared with $103,505 for the six months ended December 31, 2014. The increase of $197,332 was principally due to a $173,526 increase in professional fees and a $30,351 increase in management fees. These increases were partially offset by a $22,888 reduction in amortization expense related to the intangible asset acquired from AMD. The higher professional fees resulted primarily from higher legal costs associated with various transactional costs and regulatory filing. The higher management fees were related principally to the non-cash charge of approximately $20,000 of contributed management services by our executive officers. The prior year management fees were partially offset due to resignation and dismissal of certain of our prior executives who were not replaced.

During the three and six months ended December 31, 2015, we recognized a one-time benefit totaling $156,697 which resulted from the expiration of certain indebtedness obligations.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $16,933 compared with $900 at June 30, 2015. Additionally, at December 31, 2015, we had $1,846,687 of marketable securities. During the six months ended December 31, 2015, we focused on recapitalizing our balance sheet and reducing cash outlays for operating costs, including management and consulting fees. These reductions were offset by higher professional fees associated with transactional costs and regulatory filings. We also concentrated on the completion of certain acquisition which we believe will provide us with revenue opportunities in the future.

We had total assets at December 31, 2015 of $3,544,670 compared with $245,617 at June 30, 2015. The increase in overall assets was principally due to the December 31, 2015 contribution of cash and marketable securities by a stockholder and officer of the Company.

At December 31, 2015, we had total liabilities of $1,527,972 compared with $273,312 at June 30, 2015. The increase in total liabilities was principally due to the outstanding balance of $1,080,000 from the line of credit assumed from a stockholder and officer of the Company, the purchase of certain commercial real estate including the assumption of $265,000 in bank indebtedness, all of which was partially offset with the expiration of $156,697 of indebtedness obligations. Subsequent to December 31, 2015, we sold approximately $250,000 of our marketable securities and reduced the outstanding balance on the line of credit.

Cash Flows

	Six months ended December 31,
	2015	2014
Cash Flows used in Operating Activities	$(253,303)	$(49,940)
Cash Flows used in Investing Activities	$(5,000)	$-
Cash provided by Financing Activities	$274,336	$49,900
Net Increase in Cash During Period	$16,033	$404

Cash Flow from Operating Activities

During the six months ended December 31, 2015, cash of $253,303 was used in operating activities compared with $49,940 used during the same six month period ended December 31, 2014. Change to our operating activities are sporatic and result from the early stage of implementation of our business strategies that are supported by capital raising activities. For the 2015 six month period, a $73,475 increase in accounts payable, a $20,000 non-cash compensation expense, and a $34,332 non-cash intangible amortization charge partially offset the $135,113 net loss for the period, increases of $4,250 and $59,227 in accounts receivable and prepaid expenses, respectively, a $28,635 decrease in amounts due to a related party who is an entity controlled by a stockholder and officer of the Company and a $156,697 gain from the expiration of certain indebtedness.

The decrease in cash used for operating activities during the six month period ended December 31, 2014, was attributed a a net loss of $103,280 which was partially offset by a $57,220 non-cash intangible amortization charge. Significant reduction in day-to-day general and administrative expenses for our Company which was partially offset by our payables and amounts due to a related party.

Cash Flow from Investing Activities

During the six month period ended December 31, 2015, we acquired for $5,000 certain intellectual properties in connection with specific medical device technology including, but not limited to, trademarks, tradenames, clinical trial data, designs, drawings and tooling.

Cash Flows from Financing Activities

During the six month period ended December 31, 2015, we received $50,000 from the issuance and sale of our common stock. This compares to $49,900 received during the same six month period ended December 31, 2014.

During the six month period ended December 31, 2015, we received $100,000 from a line of credit with a related party, who is an entity controlled by a stockholder and officer of the Company, $100,000 from a bank line of credit, $5,000 from the sale of our convertible debentures, $4,165 from the issuance of our Series B Preferred Stock and $30,048 from an insurance note payable. These proceeds were offset by $13,623 and $1,254 of principal note payments on our insurance note payable and on the long-term debt, respectively.

Non-Cash Investing and Financing Activities

During the six month period ended December 31, 2015, we completed several non-cash investing and financing transactions with an entity that is controlled by a stockholder and an officer of the Company: (i) in exchange for 215 shares of our Series A Preferred Stock and the assumption of $265,000 of bank indebtedness, we acquired certain commercial real estate for $480,000; (ii) in exchange for 300 shares of our Series A Preferred Stock, we acquired for $300,000 certain commercial real estate to be used as our corporate offices; (iii) we acquired 280,000 Class A Units (approximately 2% membership interest) in a real estate development limited liability company formed for the restoration and development of certain commercial property in Hawaii in exchange for 625 shares of our Series A Preferred Stock; (iv) in exchange for 1,000 shares of our Series B Preferred Stock, we received approximately $1,862,458 million of cash and marketable securities, net of a $980,000 line of credit balance; and (v) we issued 100 shares of our Series A Preferred Stock upon the conversion of a $100,000 outstanding balance on our line of credit.

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

Use of Estimates and Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, our management’s estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 As a smaller reporting company, we are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

Management’s Report on Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, in light of material weaknesses in our internal controls, that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company has a limited number of employees and, as such, all cash receipts and disbursements are controlled by the Company’s Chief Executive Officer and the Chief Financial Officer. Therefore, segregation of duties surrounding certain processes are not adequately maintained. To overcome this material weakness, the Company uses third party accounting experts to assist in the maintenance of the accounting records and the preparation of the Company’s financial statements to ensure compliance with accounting and reporting rules and regulations of the SEC. Until then, the Company believes the use of third party accounting experts will adequately resolve any material weaknesses currently present.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Other than as described below, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. Other than as described below, there are no proceedings in which our director, officer or any affiliates, or any registered or beneficial stockholder, is a party adverse to us or has a material interest adverse to our interest.

On August 5, 2015, the Company made application with the Financial Industry Regulatory Authority (“FINRA”) for permission to change the Company’s name and our ticker symbol from IDNG to HAWC. On October 13, 2015, we amended our articles of incorporation with the Secretary of State of the State of Nevada to change the Company’s name from “Independence Energy Corp.” to “RedHawk Holdings Corp.”

On November 5, 2015, we received a notice from FINRA that they declined our request as being “deficient and…necessary for the protection of investors.” The FINRA decision was based on previously resolved allegations against Daniel J. Schreiber, our Chief Executive Officer, as described below.

In March 2009, the SEC filed a complaint against Mr. Schreiber alleging, among other things, violations of Sections 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”). Mr. Schreiber denied such allegations. In order to avoid protracted and expensive litigation, Mr. Schreiber, without admitting or denying the allegations in the complaint, consented in January 2010 to the entry of a final consent judgment that, among other things, enjoins Mr. Schreiber from any future violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act.

Mr. Schreiber and his legal counsel reject FINRA’s determination as a basis for denying the Company’s request for a name change and intend to challenge this determination. Until we reach a final resolution of this matter with FINRA, we will continue trading under the name Independence Energy Corp. with the ticker symbol IDNG.

As of the date of this Quarterly Report on Form 10-Q, the Company is subject to a pending legal proceeding in the United States District Court for the Eastern District of New York (Case No. 15-cv-06532 ADS).  On February 3, 2016, an Amended Complaint was filed by American Medical Distributors, Inc. (“AMD”), on behalf of the stockholders of the Company and as the plaintiff, against the following defendants: the Company, Saturna Group Chartered Accountants, LLP, the Company’s former accountants, PLS CPAs, the Company’s former registered public accounting firm, and MacDonald Tuskey, the Company’s former securities attorneys.  Pursuant to the Amended Complaint, AMD alleges that the defendants assisted the Company’s former management in overstating the disclosed valuation of the Company’s ownership interest in certain oil and gas leases and wells, thus resulting in irreparable damage to the Company and its stockholders.  Such allegations are based on that certain Asset Purchase Agreement, dated March 31, 2014, by and between AMD and the Company. The petition demands “trial by jury” and seeks damages, jointly and severally, from the defendants of not less than $700,000.

ITEM 1A.     RISK FACTORS.

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.02	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.03	Certificate of Amendment filed on July 23, 2008 (incorporated by reference to Exhibit 3.02 to our Current Report on Form 8-K filed on August 14, 2008)

3.04	Certificate of Change filed on July 23, 2008 (incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on August 14, 2008)

3.05	Certificate of Change filed on June 14, 2012 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 15, 2012)

3.06	Amended and Restated Articles of Incorporation of RedHawk Holdings Corp. filed October 12, 2015 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 16, 2015).

3.07	Certificate of Designation filed on November 12, 2015. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2015).
(10)	Material Contracts

10.1	Assignment dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 19, 2015).

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

101*	Interactive Data File (Form 10-Q for the quarter ended December 31, 2015 furnished in XBRL).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDHAWK HOLDINGS CORP.
(Registrant)

Dated: February 16, 2016	/s/ Daniel J. Schreiber
Daniel J. Schreiber
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 16, 2016	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

