Form 10-Q
period 2016-03-31
RedHawk Holdings Corp.
filed 2016-05-23
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

On May 16, 2016, 357,072,547 shares of common stock, par value 0.001 per share, were outstanding.

REDHAWK HOLDINGS CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED Consolidated Financial Statements.

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

(unaudited)

	March 31,	June 30,
	2016	2015

ASSETS

Current Assets:
Cash and cash equivalents	$335,146	$900
Marketable securities, at market value	1,322,474	-
Accounts receivable	4,860	610
Inventory	184,756	9,756
Prepaid expenses	55,943	-

Total Current Assets	1,903,179	11,266

Property and Improvements:
Land	110,000	-
Building and improvements	670,000	-
	780,000	-
Less, accumulated depreciation	(10,646)	-

Total Property and Improvements	769,354	-

Other Assets:
Investment in real estate limited partnership	625,000	-
Equity investment in limited liability corporation	260,000	-
Intangible assets, net of accumulated amortization of $137,578 and $86,080, respectively	187,853	234,351

Total Other Assets	1,072,853	234,351

Total Assets	$3,745,386	$245,617

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$721,158	$87,980
Current maturities of long-term debt	8,327	-
Line of credit	952,241	-
Due to related party	-	28,635
Loans payable	-	156,697
Insurance notes payable	6,623	-

Total Current Liabilities	1,688,349	273,312

Long-Term Debt:
Real estate note payable, net of current maturities	253,412	-
Convertible notes payable, net of $10,096 in deferred loan costs	24,904	-

Total Long-Term Debt	278,316	-

Total Liabilities	1,966,665	273,312

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred Stock, stated value of $1,000 per share, 5,000 authorized shares and 2,190 shares issued and outstanding:
5% Series A, 2,500 shares designated, 1,240 issued and outstanding	1,240,000	-
5% Series B, 1,250 shares designated, 1,250 issued and outstanding	1,250,000	-
Common Stock, par value of $0.001 per share, 450,000,000 authorized shares and 375,094,082 issued and 357,072,547 outstanding at March 31, 2016 and 360,094,082 issued and outstanding at June 30, 2015	375,094	360,094
Additional paid-in capital	1,125,283	927,826
Accumulated other comprehensive income	412	-
Accumulated other deficit	2,135,966	(1,315,615)

	1,854,823	(27,695)
Less, Treasury stock 18,021,535 shares, at cost	(76,102)	-

Total Stockholders' Equity (Deficit)	1,778,721	(27,695)

Total Liabilities and Stockholders' Equity	$3,745,386	$245,617

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Revenue	$9,750	$-	$19,700	$225

Costs and Expenses:
Operating expenses	4,582	-	5,957	523
Professional fees	327,179	-	525,505	24,800
Management fees	250,000	1,000	285,500	6,149
Sales and marketing	21,750	-	21,750	604
Depreciation	7,833	-	10,646	-
Amortization of intangibles	17,166	17,316	51,498	74,536
General and administrative	53,266	2,567	81,757	17,776

Total Costs and Expenses	681,776	20,883	982,613	124,388

Net Loss from Continuing Operations	(672,026)	(20,883)	(962,913)	(124,163)

Other Income (Expense):
Expiration of indebtedness	-	-	156,697	-
Gain on the sale of marketable securities	15,045	-	15,045	-
Dividend income	12,039	-	14,809	-
Interest expense	(8,869)	-	(12,562)	-
	18,215	-	173,989	-

Net Loss from Continuing Operations	(653,811)	(20,883)	(788,924)	(124,163)

Discontinued Operations:
Income from discontinued operations	-	-	-	444

Income on Discontinued Operations	-	-	-	444

Net Loss	(653,811)	(20,883)	(788,924)	(123,719)

Other comprehensive income:
Unrecognized gain on marketable securities	12,019	-	412	-

Net Loss and Other Comprehensive Income	(641,792)	(20,883)	(788,512)	(123,719)

Preferred Stock Dividends	(30,083)	-	(31,427)	-

Net Loss and Other Comprehensive Income
Available for Common Stockholders	$(671,875)	$(20,883)	$(819,939)	$(123,719)

Net Loss Per Share
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted Average Shares Outstanding
Basic	361,740,633	345,188,164	360,723,520	353,021,931
Diluted	361,740,633	345,188,164	360,723,520	353,021,931

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Nine months ended March 31, 2016

(unaudited)

									ACCUMULATED
								UNRECOGNIZED	OTHER
	SERIES A		SERIES B				ADDITIONAL	LOSS ON	COMPREHENSIVE
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK		PAID-IN	MARKETABLE	INCOME	TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SECURITIES	(LOSS)	SHARES	AMOUNT	TOTAL

BALANCE, JUNE 30, 2015	-	$-	-	$-	360,094,082	$360,094	$927,826	$-	$(1,315,615)	-	$-	$(27,695)

Contributed management servcies	-	-	-	-	-	-	10,000	-	-	-	-	10,000

Net loss	-	-	-	-	-	-	-	-	(108,404)	-	-	(108,404)

BALANCE, SEPTEMBER 30, 2015	-	-	-	-	360,094,082	360,094	937,826	-	(1,424,019)	-	-	(126,099)

Sale of unregistered securities	-	-	-	-	5,000,000	5,000	45,000	-	-	-	-	50,000

Acquisitions:
Commercial real estate	215	215,000	-	-	-	-	-	-	-	-	-	215,000
Investment in real estate partnership	625	625,000	-	-	-	-	-	-	-	-	-	625,000
Corporate office	300	300,000	-	-	-	-	-	-	-	-	-	300,000

Working capital contribution	-	-	1,000	1,000,000	-	-	(117,543)	-	-	-	-	882,457

Conversion of shareholder line of credit	100	100,000	-	-	-	-	-	-	-	-	-	100,000

Contributed management servcies	-	-	-	-	-	-	10,000	-	-	-	-	10,000

Preferred stock dividends declared	-	-	-	-	-	-	-	-	(1,344)	-	-	(1,344)

Unrecognized loss on marketable securities	-	-	-	-	-	-	-	(11,607)	-	-	-	(11,607)

Net loss	-	-	-	-	-	-	-	-	(26,709)	-	-	(26,709)

BALANCE, DECEMBER 31, 2015	1,240	1,240,000	1,000	1,000,000	365,094,082	365,094	875,283	(11,607)	(1,452,072)	-	-	2,016,698

Sale of unregistered securities	-	-	250	250,000	-	-	-	-	-	-	-	250,000

Re-purchase of securities	-	-	-	-	-	-	-	-	-	18,021,535	(76,102)	(76,102)

Acquisitions:
Equity investment in limited liability corporation	-	-	-	-	10,000,000	10,000	250,000	-	-	-	-	260,000

Preferred stock dividends declared	-	-	-	-	-	-	-	-	(30,083)	-	-	(30,083)

Unrecognized gain on marketable securities	-	-	-	-	-	-	-	12,019	-	-	-	12,019

Net loss	-	-	-	-	-	-	-	-	653,811	-	-	653,811

BALANCE, MARCH 31, 2016	1,240	$1,240,000	1,250	$1,250,000	375,094,082	$375,094	$1,125,283	$412	$(2,135,966)	18,021,535	$(76,102)	1,778,721

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(788,924)	$(124,163)
Adjustments to reconcile net loss to net cash used in continuing operations:
Amortization of intangibles	51,498	74,536
Depreciation	10,646	-
Contributed management services	20,000	-
Expiration of indebtedness	(156,697)	-
Gain on sale of marketable securities	(15,045)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,250)	(225)
Inventory	(175,000)	(10,080)
Prepaid expense and deposits	(55,943)	-
Accounts payable and accrued liabilities	603,093	12,007
Due to related party	(28,635)	(8,601)

Net Cash Used in Operating Activities	(539,257)	(56,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of marketable securities	548,675	-
Acquisition of intangible assets	(5,000)	-

Net Cash Provided by Investing Activities	543,675	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	50,000	49,900
Proceeds from related party line of credit	100,000	-
Proceeds from the issuance of the Series B Preferred Stock	256,767	-
Proceeds from issuance of debentures	35,000	-
Deferred loan costs	(10,096)	-
Proceeds from bank line of credit	100,000	-
Principal payments on bank line of credit	(127,759)	-
Proceeds from insurance note payable	30,048	-
Preferred stock dividends paid	(1,344)	-
Principal payments on insurance note payable	(23,425)	-
Principal payments on long-term debt	(3,261)	-
Treasury stock acquired	(76,102)	-

Net Cash Provided by Financing Activities	329,828	49,900

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	444

Increase in cash	334,246	(6,182)

Cash, Beginning of Period	900	7,203

Cash, End of Period	$335,146	$1,021

Non-Cash Investing and Financing Activities:
Land and building acquired in exchange for Series A Preferred Stock and assumption of debt	$780,000	$-
Assumption of debt for land and building acquired	$265,000	$-
Marketable securities acquired in exchange for Series B Preferred Stock and assumption of debt	$1,855,692	$-
Assumption of debt in exchange for marketable securities acquired	$980,000	$-
Partnership investment acquired in exchange for Series A Preferred Stock	$625,000	$-
Related party line of credit converted into Series A Preferred Stock	$100,000	$-
Equity investment acquired in exchange for common stock	$260,000	$-
Preferred stock dividends declared but unpaid	$30,083	$-
Financed insurance premiums	$29,250	$-

Supplemental Disclosures:
Interest paid	$3,693	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2016

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

On March 31, 2014, the Company acquired the exclusive right to distribute certain medical devices and changed the focus of its operations to include medical device distribution. We have expanded our operations to include specialized financial services, pharmaceutical sales, commercial real estate leasing and investment, and a specialized security system.

Currently, we are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through its medical products business unit, the Company sells WoundClot Surgical - Advanced Bleeding Control, the Disintegrator™ Insulin Needle Destruction Unit, the Carotid Artery Digital Non-Contact Thermometer and Zonis®. Its real estate leasing revenues are generated from a commercial property under a long-term lease. Additionally, the Company’s real estate investment unit holds limited liability company interest in a commercial restoration project in Hawaii. The Company’s financial service revenue is from brokerage services earned in connection with debt placement services. RedHawk Energy Corp., LLC holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner.

In June 2014, the Company decided to discontinue its oil and gas exploration and production operations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will be able to continue as a going concern without further financing. Currently, the Company must continue to realize its assets to discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends on its common stock and is unlikely to pay any common stock dividends or generate significant earnings in the immediate or foreseeable future.

As of March 31, 2016, the Company had working capital of $214,830 but an accumulated deficit of $2,135,966. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s businesses. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company as of March 31, 2016 and for the three and nine month periods ended March 31, 2016 and 2015 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The year-end condensed balance sheet dated as of June 30, 2015 is also unaudited and is presented here as a basis for comparison and reflective of our transition period balance sheet for our new year end which was changed on June 15, 2015.  The Company’s fiscal year-end was January 31 but has been changed to June 30 by vote of a majority of the Company’s board of directors. Although the financial statements and related information included herein have been prepared without audit, and certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Company believes that the note disclosures are adequate to make the information presented not misleading.  These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of January 31, 2015.  In the opinion of our management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which we have a greater than 50% ownership. All material intercompany accounts have been eliminated upon consolidation. Certain prior year amounts are sometimes reclassified to be consistent with the current year financial statement presentation. Equity investments, which we have an ownership greater than 20% but less than 50% through which we exercise significant influence over but do not control the investee and we are not the primary beneficiary of the investee’s activities, are accounted for using the equity method of accounting.

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

Revenue Recognition

We derive revenue from several types of activities – medical device sales, commercial real estate leasing and financial services. Our medical device sales include the marketing and distribution of certain professional and consumer grade digital non-contact thermometers, needle destruction unit and advanced bleeding control, non-compression hemostasis. Our real estate leasing revenues are from certain commercial properties under long-term lease. The financial service revenue is from brokerage services earned in connection with debt placement services.

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Marketable Securities

We determine the appropriate classification of our marketable securities at the time of purchase and reassess the appropriateness of the classification at each reporting date. At March 31, 2016, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income or loss. Realized gains and losses on the sale of marketable securities are determined on a specific identification basis. Interest and dividend income is recorded when it is earned and deemed realizable by the Company. At March 31, 2016, the cost of the marketable securities on hand, which consisted entirely of widely recognized publically-traded securities, was $1,322,062. Gross unrealized gain on the fair market value of the marketable securities was $412 as of March 31, 2016 (see Note 8).

Accounts Receivable

Accounts receivables are amounts due from customers of our medical device division and our financial services division. The amount is reported at the billed amount, net of any expected allowance for bad debts.

Inventory

Inventory consist of purchased thermometers and advanced bleeding control, non-compression hemostasis held for resale and are stated at the lower of cost or net realizable value utilizing the first-in, first-out method.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2016 and 2015, the Company had 7,452,959 potentially dilutive shares from our warrants issued in connection with the November 2014 private equity sale. There were 2,333,333 shares issuable upon conversion of the notes but have been excluded from earnings per share calculations because these shares are anti-dilutive. At March 31, 2016, there were potentially 82,666,666 shares issuable upon the conversion of the Series A Preferred Stock. In addition, there were potentially 125,000,000 shares issuable upon the conversion of the Series B preferred stock.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. During the three and nine month periods ended March 31, 2016, the Company had $12,019 and $412, respectively, of other comprehensive income resulting from the unrecognized income on marketable securities. During the three and nine month periods ended March 31, 2015, the Company had no items that represented other comprehensive income.

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

The Company has marketable securities with a fair market value of $1,322,474 at March 31, 2016, which are all publicly traded securities with quoted prices in active markets. The fair value is based on Level 1 assumptions.

The Company’s financial instruments consist principally of cash, marketable securities, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820 and ASC 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

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

Debt Issuance Costs

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance does not specifically address, and therefore does not affect, the balance sheet presentation of debt issuance costs for revolving debt arrangements. The new guidance is effective for financial statements issued in fiscal years beginning after December 15, 2015, and will be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. To date, our debt issuance cost of $10,096 as of March 31, 2016 has not been significant. As the Company continues to raise capital to execute its growth strategy, the use of debt in the future may have additional issuance costs to be accounted for under this guidance.

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

On December 31, 2015, we acquired certain tangible and intangible high-quality medical device assets, including the Disintegrator™ Insulin Needle Destruction Unit (“NDD”) and the Carotid Artery Non-Contact Thermometer. The purchase price was paid by the issuance of 60,000,000 restricted shares of our common stock, which are subject to vesting based upon the completion by the seller of certain performance milestones including, but not limited to, successful completion of NDD upgrades, submission for worldwide patents for the NDD, completion of the first NDD production model, approval by the Company of the initial NDD production run, attaining certain NDD unit sales and profitability milestones, and receipt of final worldwide patents for the NDD. At March 31, 2016, none of the restricted shares had vested.

On March 23, 2016, RedHawk Pharma UK Ltd acquired a 25% equity interest in EcoGen Europe Ltd (“EcoGen”) from Scarlett Pharma Ltd (“Scarlett”). The Company has agreed to issue to Scartlett up to 100 million restricted shares of common stock of the Company. Under the terms of the purchase agreement, 10 million shares were issued to Scarlett at closing with an additional 90 million shares (the “Earnout Shares”) to be issued and vested pro rata as EcoGen reports audited EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). The issuance and vesting of the Earnout Shares will occur annually based upon audited results of EcoGen and will conclude with the earlier of EcoGen attaining cumulative EBITDA of $100 million or seven years from the closing date.

Additionally, during the seven-year period commencing on the closing date, the Company has the right, but not the obligation, to increase its ownership position in EcoGen up to a maximum of 49% of the entire capital of EcoGen. Should the Company exercise its option to increase its ownership position, the Company will issue to Scarlett, pro rata, up to an additional 100 million restricted shares of the common stock of the Company.

Concurrent with the execution of the purchase agreement, the Company entered into a consultancy agreement with Scarlett for the marketing and distribution in the United Kingdom and, where available, other European and Middle East countries, certain medical device products offered by RedHawk Medical Products UK Ltd.

5.	LOAN AND INSURANCE NOTE PAYABLE

During August 2015, we financed a portion of our insurance premiums totaling $29,250. At March 31, 2016, the outstanding balance due on our premium finance agreement was $6,623. The note matures on May 14, 2016 with interest accruing at 6.5% per annum.

In December 2011, the Company received a loan in the amount of $156,697 from an unrelated third party. The loan was non-interest bearing, unsecured and due on demand. On December 11, 2015, the time frame to collect the loan by the third party had expired. Therefore, the loan was written off and recorded within other income/expense as expiration of indebtedness.

6.	DUE TO RELATED PARTY

Effective November 12, 2015, the Company entered into a $100,000 Commercial Note Line of Credit (the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations.

The Line of Credit accrues interest at 5% per annum and matures on October 31, 2016. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share.

At December 31, 2015, the principal balance plus accrued interest totaled $100,000. At that date, the stockholder elected to convert the outstanding principal and interest balance into 100 shares of our Series A Preferred Stock. At March 31, 2016, there is no outstanding balance on the Line of Credit.

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

We have authorized the issuance of up to $10 million in principal amount of convertible promissory notes (the “Convertible Notes”). The Convertible Notes are secured by certain Company real estate holdings and real estate holdings of a stockholder. The Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. Beginning 180 days after issuance of the Convertible Notes, the Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Convertible Notes. The Company may only issue the notice of its intent to redeem the Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. The holder of the Convertible Notes has the right to convert all or any portion of the Convertible Notes at the conversion price at any time prior to redemption. At March 31, 2016, there were $35,000 of Convertible Notes outstanding which are convertible into our common stock at a conversion rate of $0.015 per share or 2,333,333 shares.

Our line of credit with a bank totals $1,000,000 of which $952,241 is outstanding as of March 31, 2016 (See Note 8). The line of credit is due upon demand and is secured by marketable securities, a corporate guarantee and the guarantee of a stockholder who is also an officer of the Company. Interest accrues at the rate of one-month LIBOR plus 2.75% and is paid monthly. The interest rate at March 31, 2016 was 3.18%.

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

On February 22, 2016, we entered into a settlement agreement with a former officer and director in partial settlement of certain litigation. At the time of the settlement, the officer owned 18,021,535 shares of our common stock. In exchange for a payment of $42,500 and other consideration provided in the settlement, the Company purchased the shares owned by the former officer and returned those shares into the Company treasury. The Company incurred transaction costs of $33,602 in completing this equity transaction.

On March 23, 2016, we issued 10,000,000 shares of our common stock, having a fair market value of $260,000, in connection with entering into a purchase agreement with Scatlett to acquire a 25% ownership interest in EcoGen (See Note 4).

Preferred Stock

Pursuant to a certificate of designation filed with the Secretary of State of the State of Nevada, effective November 12, 2015, 2,000 shares of our authorized Preferred Stock have been designated as Series A 5% Convertible Preferred Stock, with a $1,000 stated value (“Series A Preferred Stock”). The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, payable quarterly in cash, or at the Company’s option, such dividends shall be accreted to, and increase, the stated value of the issued Series A Preferred Stock (“PIK”). Holders of the Series A Preferred Stock are entitled to votes on all matters submitted to stockholders at a rate of ten votes for each share of common stock into which the Series A Preferred Stock may be converted. After nine months from issuance, each share of Series A Preferred Stock is convertible, at the option of the holder, into the number of shares of common stock equal to the quotient of the stated value, as adjusted for PIK dividends, by $0.015, as adjusted for stock splits and dividends.

On November 13, 2015, we issued 215 shares of our Series A Preferred Stock in connection with the acquisition of certain commercial real estate from a related party, which is an entity controlled by a stockholder and officer of the Company. On December 31, 2015, in exchange for 300 shares of our Series A Preferred Stock, we acquired from a related party, which is an entity controlled by a stockholder and officer of the Company, certain real estate to be used as our corporate offices (see Note 3).

On December 31, 2015, we issued 625 shares of Series A Preferred Stock to acquire certain limited liability company membership interest in a real estate development located in Hawaii (See Note 4).

On December 31, 2015, a stockholder and officer of the Company converted $100,000 of the outstanding principal and interest balance due to the stockholder in exchange for 100 shares of the Company’s Series A Preferred Stock (see Note 6).

Pursuant to a certificate of designation filed with the Secretary of State of the State of Nevada, effective December 29, 2015, 1,000 shares of our authorized Preferred Stock have been designated as Series B 5% Convertible Preferred Stock, with a $1,000 stated value (“Series B Preferred Stock”). The holders of the Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, payable quarterly in cash, or at the Company’s option, such dividends shall be accreted to, and increase, the stated value of the issued Series B Preferred Stock (“PIK”). Holders of the Series B Preferred Stock are entitled to votes on all matters submitted to stockholders at a rate of ten votes for each share of common stock into which the Series B Preferred Stock may be converted. After nine months from issuance, each share of Series B Preferred Stock is convertible, at the option of the holder, into the number of shares of common stock equal to the quotient of the stated value, as adjusted for PIK dividends, by $0.01, as adjusted for stock splits and dividends.

On December 30, 2015, we received, from a stockholder and officer of the Company, $1,862,458 of cash and marketable securities, net of a $980,000 line of credit balance, in exchange for 1,000 shares of our Series B Preferred Stock.

On February 1, 2016, we received from an officer of the Company, $250,000 of cash in exchange for 250 shares of our Series B Preferred Stock.

Warrants

During November 2014, we completed a private equity sale of 14,905,918 shares of common stock generating proceeds of $49,900. As a component of this private equity sale, 7,7452,959 warrants to acquire common stock of the Company were also issued with an exercise price of $0.005 per share. During the nine month period ended March 31, 2016, no warrants were exercised and 7,452,959 warrants remain outstanding. The warrants expire upon the close of business on November 7, 2016.

9.	DISCONTINUED OPERATIONS

On June 23, 2014, the Company impaired its remaining oil and natural gas properties and changed its focus to medical device distribution and other businesses. The Company’s oil and gas properties have been classified as held for sale and are reflected at the estimated fair value expected to be realized by the Company. As a result of the Company’s impairment of its oil and gas properties and change in direction for the Company’s business, all expenses related to the oil and natural gas operations have been classified as discontinued operations.

The results of discontinued operations are summarized as follows:

	For the Nine months Ended March 31,
	2016	2015

Operating Income	$-	$444

Net Income from Discontinued Operations	$-	$444

10.	INCOME TAXES

As of January 31, 2015, the Company had $986,035 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026 and run through 2035. Since January 31, 2015, the Company has increased those available net operating losses to offset future taxable income by $905,966 through the period ended March 31, 2016. The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% due to a valuation allowance established for the fair value of the tax benefit generated which is discussed in more detail below to net loss before income taxes. At March 31, 2016, the Company had no uncertain tax positions.

The Company accounts for interest and penalties relating to uncertain tax provisions in the current period statement of income, as necessary. The Company has never filed a tax return. In order to utilize the available net operating loss carryforwards, the Company will need to prepare and file all tax returns since its inception. The Company’s tax years from inception are subject to examination.

Due to the uncertainty surrounding the realization of the deferred tax assets in future years, our management has determined that it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets. As of March 31, 2016, the cumulative net operating loss carried forward is $1,892,001 or a net tax asset of $643,280, which has been fully allowed for.

11.	SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical, and Other Services. Our Land & Hospital and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss.

		MEDICAL
	LAND &	DEVICE &	OTHER
	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$14,950	$-	$4,750	$-	$19,700
Operating income (loss)	$(2,768)	$(276,283)	$(17,098)	$(666,764)	$(962,913)
Interest expense	$5,995	$-	$-	$6,567	$12,562
Depreciation and amortization	$10,646	$51,498	$-	$-	$62,144
Identifiable assets	$1,395,344	$674,776	$4,602	$1,670,664	$3,745,386

12.	SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company issued an additional $300,000 of Convertible Notes to be used for acquisition investment and working capital.

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

Overview

RedHawk Holdings Corp. was incorporated in the State of Nevada on November 30, 2005 under the name “Oliver Creek Resources, Inc”. At its inception, we were an exploration stage company engaged in the acquisition, exploration and development of natural resources. We discontinued our oil and gas operations in 2014 and changed our business focus. Currently, we are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through its medical products business unit, the Company sells WoundClot Surgical - Advanced Bleeding Control, the Disintegrator™ Insulin Needle Destruction Unit (the “Disintegrator“), the Carotid Artery Digital Non-Contact Thermometer and Zonis®. Its real estate leasing revenues are generated from a commercial property under a long-term lease. Additionally, the Company’s real estate investment unit holds limited liability company interest in a commercial restoration project in Hawaii. The Company’s financial service revenue is from brokerage services earned in connection with debt placement services. RedHawk Energy holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner.

Working Capital

	March 31,	June 30,
	2016	2015
Current Assets	$1,903,179	$11,266
Current Liabilities	$1,688,349	$273,312
Working Capital (Deficit)	$214,830	$(262,046)

RESULTS OF OPERATIONS

Operating Revenues

For the period from November 30, 2005 (date of inception) to March 31, 2016, our Company has earned minimal operating revenues. During the quarter ended December 31, 2015, we commenced operations in our financial services and commercial real estate leasing business units. On December 31, 2015, our medical device business unit completed the acquisition of certain specialized tangible and intangible medical devices. On March 23, 2016, RedHawk Pharma UK Ltd acquired a 25% equity interest in EcoGen Europe Ltd, a United Kingdom based distributor of branded generic pharmaceuticals. Sales of our medical devices and branded generic pharmaceuticals are expected to commence during the quarter ending June 30, 2016.

Operating Expenses and Loss from Continuing Operations

For the three months ended March 31, 2016, we incurred a loss of $(653,811) from continuing operations or $nil per share compared with a loss from continuing operations of $(20,883) or $nil per share for the three months ended March 31, 2015. The increase in the loss was primarily attributable to the one-time transaction costs incurred in connection with (i) the acquisition of certain intangible medical device assets for the Disintegrator; (ii) the completion of certain foreign equity investments; (iii) the acquisition of 18,021,535 shares of our common stock from a former officer and director of the Company; (iv) litigation costs related to certain claims against former professionals; and (v) litigation costs incurred in connection with claims against certain investors from the November 2015 private equity raise.

Costs and expenses for the three months ended March 31, 2016 were $(681,776) compared with $20,883 for the three months ended March 31, 2015. The increase of $660,893 was principally due to a $327,179 increase in professional fees, a $249,000 increase in management fees and a $50,699 increase in general and administrative expenses. These increases were attributable to the one-time transaction costs and increases in management compensation and administrative costs due to the Company’s increased business activity. The increase in management fees is also attributable to execution of a consultancy agreement completed in connection with our investment in a foreign limited liability company. The higher professional fees resulted primarily from higher legal costs associated with the various transactional costs’ legal fees incurred in connection with certain litigation matters and greater legal fees associated increased and more complex regulatory filings completed during the three months ended March 31, 2016.

For the nine months ended March 31, 2016, we incurred a loss of $(788,924) from continuing operations or $nil per share compared with a loss from continuing operations of $(124,163) or $nil per share for the nine months ended March 31, 2015. After $444 of income from discontinued operations, the Company reported a net loss of $(123,719) for the nine month period ended March 31, 2015.

Costs and expenses for the nine months ended March 31, 2016 were $962,913 compared with $124,388 for the nine months ended March 31, 2015. The increase of $858,225 was principally due to a $500,705 increase in professional fees, a $279,351 increase in management fees, and a $63,981 increase in general and administrative expenses. The higher professional fees resulted primarily from higher legal costs associated with various transactional costs, certain litigation costs, the repurchase of 18,021535 shares of our common stock and increased regulatory filings. The higher costs and expenses were related to increased business activity.

During the nine months ended March 31, 2016, we recognized a one-time benefit totaling $156,697 which resulted from the expiration of certain indebtedness obligations.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $335,146 compared with $900 at June 30, 2015. Additionally, at March 31, 2016, we had $1,322,474 of marketable securities. During the nine months ended March 31, 2016, we continued to focus on recapitalizing our balance sheet and reducing cash outlays for recurring operating costs. These reductions were offset by higher professional fees associated with transactional costs, certain litigation expenses and increased and more complex regulatory filings. We also concentrated on the completion of certain acquisition which we believe will provide us with significant revenue opportunities in the future.

At March 31, 2016, we had total assets of $3,745,386 compared with $245,617 at June 30, 2015. The increase in overall assets was principally due to the December 30, 2015 contribution of cash and marketable securities by a certain stockholder and officer of the Company.

At March 31, 2016, we had total liabilities of $1,966,665 compared with $273,312 at June 30, 2015. The increase in total liabilities was principally due to the outstanding balance of $952,241 from the line of credit assumed from a stockholder and officer of the Company, the purchase of certain commercial real estate including the assumption of $265,000 in bank indebtedness and the assumption of certain obligations incurred in connection with the investment into a foreign limited liability company, all of which was partially offset with the expiration of a $156,697 debt obligation. Subsequent to March 31, 2016, we sold approximately $580,000 of our marketable securities to increase our cash position.

Cash Flows

	Nine months ended March 31,
	2016	2015
Cash Flows used in Operating Activities	$(539,257)	$(56,526)
Cash Flows provided by Investing Activities	$543,675	$-
Cash provided by Financing Activities	$329,828	$49,900
Net Increase (Decrease) in Cash During Period	$334,246	$(6,182)

Cash Flow from Operating Activities

During the nine months ended March 31, 2016, cash of $539,257 was used in operating activities compared with $56,526 used during the nine month period ended March 31, 2015. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities. For the nine month period ended March 31, 2016, a $603,093 increase in accounts payable, a $20,000 non-cash compensation expense, and a $51,498 non-cash intangible amortization charge and a $10,646 depreciation charge partially offset the $788,924 net loss for the period. Increases consisted of $4,250, $175,000 and $55,943 in accounts receivable, inventory and prepaid expenses, respectively, a $28,635 decrease in amounts due to a related party who is an entity controlled by a stockholder and officer of the Company, a $15,045 gain on the sale of marketable securities and a $156,697 gain from the expiration of certain indebtedness.

The decrease in cash used for operating activities during the nine month period ended March 31, 2015 was attributed to a net loss of $124,163 which was partially offset by a $74,536 non-cash intangible amortization charge. Significant reduction in day-to-day general and administrative expenses for our Company was partially offset by our payables and amounts due to a former officer of the Company.

Cash Flow from Investing Activities

During the nine month period ended March 31, 2016, we received $548,675 from the sale of marketable securities of which $5,000 was used to acquire certain intellectual properties in connection with specific medical device technologies for the Disintegrator, including, but not limited to, trademarks, tradenames, clinical trial data, designs, drawings and tooling. Additionally, during the nine month period ended March 31, 2016 we acquired 18,021,536 shares of our common stock in connection with the settlement of certain claims against a former officer of the Company for $76,102.

Cash Flows from Financing Activities

During the nine month period ended March 31, 2016, we received $50,000 from the issuance and sale of our common stock. This compares to $49,900 received during the nine month period ended March 31, 2015.

During the nine month period ended March 31, 2016, we received $100,000 from a line of credit with a related party, which is an entity controlled by a stockholder and officer of the Company, $100,000 from a bank line of credit, $35,000 from the sale of our convertible debentures, $256,767 from the issuance of our Series B Preferred Stock and $30,048 from an insurance note payable. These proceeds were offset by $23,425 and $3,261 of principal note payments on our insurance note payable and on our long-term debt, respectively, and $127,759 of principal payments to reduce the outstanding balance on our line of credit.

Non-Cash Investing and Financing Activities

During the nine month period ended March 31, 2016, we completed several non-cash investing and financing transactions with an entity that is controlled by a stockholder and an officer of the Company: (i) in exchange for 215 shares of our Series A Preferred Stock and the assumption of $265,000 of bank indebtedness, we acquired certain commercial real estate for $480,000; (ii) in exchange for 300 shares of our Series A Preferred Stock, we acquired for $300,000 certain commercial real estate to be used as our corporate offices; (iii) we acquired 280,000 Class A Units (approximately 2% membership interest) in a real estate development limited liability company formed for the restoration and development of certain commercial property in Hawaii in exchange for 625 shares of our Series A Preferred Stock; (iv) in exchange for 1,000 shares of our Series B Preferred Stock, we received approximately $1,862,458 million of cash and marketable securities, net of a $980,000 line of credit balance; and (v) we issued 100 shares of our Series A Preferred Stock upon the conversion of a $100,000 outstanding balance on our line of credit.

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

Subsequent Events

Subsequent to March 31, 2016, the Company issued an additional $300,000 of Convertible Notes to be used for acquisition investment and working capital.

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

As of the end of the quarter covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, in light of material weaknesses in our internal controls, that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company has a limited number of employees and, as such, all cash receipts and disbursements are controlled by our Chief Executive Officer and Chief Financial Officer. Therefore, segregation of duties surrounding certain processes are not adequately maintained. To overcome this material weakness, the Company uses third-party accounting experts to assist in the maintenance of the accounting records and the preparation of the Company’s financial statements to ensure compliance with accounting and reporting rules and regulations of the SEC. Until the Company overcomes this material weakness, the Company believes the use of third-party accounting experts mitigates the material weaknesses currently present.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.02	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.03	Certificate of Amendment filed on July 23, 2008 (incorporated by reference to Exhibit 3.02 to our Current Report on Form 8-K filed on August 14, 2008)

3.04	Certificate of Change filed on July 23, 2008 (incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on August 14, 2008)

3.05	Certificate of Change filed on June 14, 2012 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 15, 2012)

3.06	Amended and Restated Articles of Incorporation of RedHawk Holdings Corp. filed October 12, 2015 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 16, 2015).

3.07	Certificate of Designation filed on November 12, 2015. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2015).
(10)	Material Contracts

10.1	Assignment dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 19, 2015).

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

101*	Interactive Data File (Form 10-Q for the quarter ended March 31, 2016 furnished in XBRL).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDHAWK HOLDINGS CORP.
(Registrant)

Dated: May 23, 2016	/s/ Daniel J. Schreiber
Daniel J. Schreiber
Chief Executive Officer
(Principal Executive Officer)

Dated: May 23, 2016	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

