Form 10-K
period 2016-06-30
RedHawk Holdings Corp.
filed 2016-10-28
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File No. 000-54323

RedHawk Holdings Corp.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-3866475
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

219 Chemin Metairie Road Youngsville, LA	70592
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (337) 269-5933

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2015 was approximately $1,805,583 based on the closing price of $0.01 per share as reported on the OTCQB Markets on December 31, 2015.

As of September 15, 2016, the registrant had 357,072,547 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

REDHAWK HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2016

Cautionary Note About Forward-Looking Statements

This Annual Report on Form 10-K (which we refer to as this “Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws. These statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks listed below and described in “Part I, Item 1A. Risk Factors” in this Form 10-K, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements:

▪	Changes in the effects of the significant level of competition that exists in the medical device distribution industry, or our inability to attract customers for other reasons.
▪	The unexpected cost of regulation applicable to our industry, and the possibility of future additional regulation.
▪	Our lack of adequate insurance coverage in the event we incur an unexpected liability.
▪	Our lack of a proven operating history and the possibility of future losses that are greater than we currently anticipate.
▪	The possibility that we may not be able to generate revenues or access other financing sources necessary to operate our business.
▪	Our inability to attract necessary personnel to run and market our business.
▪	The volatility of our stock price.
▪	Changes in the market prices for our products, or our failure to perform or renew the distribution agreement for our products.
▪	Our failure to execute our growth strategy or enter into other lines of business that we may identify as potentially profitable for us.
▪	Changes in economic and business conditions.
▪	Changes in accounting policies and practices we may voluntarily adopt or that we may be required to adopt under generally accepted accounting principles in the United States.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we are not obligated to, and do not intend to, update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise. Therefore, you should not rely on these forward-looking statements as of any date subsequent to the date of this Form 10-K.

As used in this Form 10-K, references to “Company,” “we,” “us” or “our” refer to RedHawk Holdings Corp., a Nevada corporation, and, unless the context otherwise requires, its subsidiaries and affiliates.

PART I

ITEM 1. BUSINESS

General

We were incorporated in the State of Nevada on November 30, 2005 under the name “Oliver Creek Resources Inc.” At inception, we were an exploration stage company engaged in the acquisition, exploration and development of natural resources. In 2014, we discontinued our oil and gas operations and changed our business focus. Currently, we are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services.

The Company, through its medical products business unit, sells WoundClot Surgical - Advanced Bleeding Control, the Disintegrator™ Insulin Needle Destruction Unit, the Carotid Artery Digital Non-Contact Thermometer and Zonis®. The Company’s real estate leasing revenues are generated from a commercial property under a long-term lease. Additionally, the Company’s real estate investment unit holds limited liability company interest in a commercial restoration project in Hawaii. The Company’s financial service revenue is from brokerage services earned in connection with debt placement services. RedHawk Energy Corp., LLC holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner.

Effective June 22, 2012, we completed a forward split of our authorized and issued and outstanding shares of common stock on a 5 new for 1 old basis such that our authorized capital increased from 75,000,000 to 375,000,000 shares of common stock and, correspondingly, our issued and outstanding shares of common stock increased from 24,360,831 to 121,804,155 shares of common stock, all with a par value of $0.001 per share.

On April 5, 2013, we entered into a private placement subscription agreement with Europa Capital AG (which we refer to as “Europa”), pursuant to which we issued to Europa a convertible debenture in the aggregate amount of $46,000. The convertible debenture carried interest at the rate of 6% per annum and could be converted into shares of our common stock at the rate of $0.01 per share. Interest and principal were payable on the third anniversary of the debenture, provided that any unconverted portions could be pre-paid at our discretion.  As of January 31, 2014, we owed $2,284 of accrued interest in respect of the debenture. On January 31, 2014, the debenture holder forgave the convertible promissory note and all accrued interest, resulting in a gain on forgiveness of loan of $48,284.

Effective July 22, 2013, we entered into and closed a securities purchase agreement with Asher Enterprises, Inc. (which we refer to as “Asher”). Under the terms of the agreement, we issued an 8% convertible promissory note, in the principal amount of $57,000, with a maturity date of April 17, 2014 which could be converted into shares of our common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from July 15, 2013, subject to adjustments as further set out in the note. We had the right to prepay the note together with all accrued interest within 180 days of July 15, 2013 subject to a prepayment penalty equal to 15% during the first 30 days of the prepayment period and increasing by 5% during each subsequent 30-day period. Following the maturity date of April 17, 2014, the note bore interest at the rate of 22%.  As of March 25, 2014, all of the unpaid principal and accrued interest in respect to these convertible promissory note was converted into shares of our common stock. (See “Recent Sales of Unregistered Securities”)

On September 23, 2013, we closed another securities purchase agreement dated September 17, 2013 with Asher. Under the terms of the agreement, we issued an 8% convertible promissory note, in the principal amount of $32,500, with a maturity date of June 19, 2014 which could be converted into shares of our common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from June 19, 2014, subject to adjustments as further set out in the note. We had the right to prepay the note together with all accrued interest within 180 days of September 17, 2013 subject to a prepayment penalty equal to 15% during the first 30 days of the prepayment period and increasing by 5% during each subsequent 30-day period. Following the maturity date of June 19, 2014, the note would have borne interest at the rate of 22%. As of April 8, 2014, all unpaid principal and accrued interest in respect of the convertible promissory note was converted into shares of our common stock. (See “Recent Sales of Unregistered Securities”).

Effective November 12, 2014, we completed a private equity funding with certain accredited investors pursuant to a Securities Purchase Agreement (“SPA”). Under the terms of the SPA, we sold 14,905,918 shares of our common stock in exchange for $50,000 ($0.0034 per share) in the aggregate. Additionally, in consideration of the purchase price, we granted warrants to acquire an additional 7,452,959 shares of our common stock over a two-year period at an aggregate exercise price of $0.0050 per share or gross proceeds of $37,265.

On July 31, 2015, by a vote of the majority of our shareholders, we changed our name from “Independence Energy Corp.” to “RedHawk Holdings Corp.”, increased the number of authorized shares of common stock to 450,000,000, and authorized the issuance of 5,000 shares of preferred stock with an initial stated value of $1,000 per share.

On December 31, 2015, the Company received from Beechwood Properties, LLC (which we refer to as “Beechwood”) a working capital injection of approximately $1.9 million of cash and marketable securities, net of an approximately $1.0 million line of credit with a 3.5% per annum interest rate. This infusion was received in exchange for 1,000 shares of the Company’s newly designated 5% Series B Convertible Preferred Stock, $1,000 stated value. Additionally, Beechwood converted into 100 shares of the Company’s 5% Series A Convertible Preferred Stock, $1,000 par value, $100,000 of the Company’s outstanding obligation to Beechwood. Beechwood beneficially owns approximately 51.9% of the Company’s outstanding common stock.

On February 1, 2016, we issued 250 shares of the Company’s 5% Series B Convertible Preferred stock, $1,000 stated value, to Thomas J. Concannon, our Chief Executive Officer in exchange for $250,000 in cash. Additionally, the Company has issued $340,000 of Convertible Notes (which we refer to as the “Convertible Notes”) in exchange for cash in the amount of $340,000. The Convertible Notes accrue interest at a rate of 5% per annum, mature five years from their date of issuance and are secured by certain Company real estate and real estate of an officer and shareholder of the Company.

Current Business Segments

Medical Device Distribution and Generic Pharmaceuticals

Non-Contact Thermometers. On March 31, 2014, we entered into and closed an asset purchase agreement with American Medical Distributors, LLC (which we refer to as “AMD”), pursuant to which we have acquired from AMD all right, title and interest of AMD in and to a certain distribution contract (which we refer to as the “HuBDIC Agreement”) dated November 27, 2013 with HuBDIC Co. Ltd., a Korean corporation (which we refer to as “HuBDIC”), pursuant to which AMD had been granted the exclusive right to distribute in the Americas certain professional and consumer grade non-contact thermometers known as the Thermofinder FS-700 Pro (professional model) and FS-700 (retail model), and any future versions (which we refer to as collectively, the “Thermofinder”). In connection with the acquisition, we also received $60,000 and any assets of AMD related to its distribution business, including all sales leads and related materials (which we refer to as collectively, including the HuBDIC Agreement, the “AMD Assets”), and in consideration of the AMD Assets, we issued to four designees of AMD an aggregate of 152,172,287 shares of our common stock.

The material terms of the HuBDIC Agreement are as follows: (a) term of five years from November 7, 2013; (b) upon receiving U.S. Food and Drug Administration (which we refer to as “FDA”) marketing clearance of the HuBDIC products, we are required to purchase a minimum of 3,000 product units for re-sale during year one of the distribution period, 8,000 during year two, and 15,000 during each subsequent year; (c) a $10,000 distribution fee previously paid to HuBDIC by AMD will be credited toward our first product order; and (d) the distribution fee is refundable to us at our election. On or about July 2, 2014, HuBDIC received marketing clearance from the FDA for the sale and distribution of the Thermofinder. In November 2014, we paid for and took delivery of 500 units of the Thermofinder FS-700 Pro. We have agreed with HuBDIC to defer payment for and delivery of the balance of 2,500 units until a later date. The Company is actively soliciting orders for and has sold some of the first 500 units. The Company’s board of directors is currently evaluating future marketing strategies for the sales and distribution of additional units.

The Thermofinder is medical grade non-contact thermometer that is currently approved and distributed in Asia and Europe, and its features include the following:

▪	Two measuring modes, including body temperature and surface/ambience modes, which allow the reading of air temperature and fluid temperature (for example, bath water, baby’s bottles).
▪	Non-invasive design—Operated by pointing and pressing within 3-5 centimeters of the patient’s forehead or other target.
▪	Easy to read LCD backlit display with multi-color screen and alert function. A green light is shown for normal reading, and an orange light for high readings.
▪	Less than 2 second reading response time.
▪	Reading accuracy within 0.3 degrees Celsius for body temperature and 2 degrees Celsius for object temperature.
▪	International Organization for Standardization (ISO) 13485 and American Society for Testing and Materials (ASTM) Compliant.
▪	More hygienic than conventional oral and ear reading thermometers—Eliminates the need for probe covers and reduces sterilization requirements.
▪	The FS-700 Pro model is equipped with a medical grade protection cover, logo lanyard, anti-microbial option, and rechargeable battery and station.

Needle Destruction. On December 31, 2015, the Company completed the acquisition of certain high-quality medical products technology, including the tangible and intangible assets, for the Disintegrator Insulin Needle Destruction Unit (which we refer to as “Disintegrator”) and the Carotid Artery Non-Contact Thermometer. The Disintegrator is the only needle destruction device which has been approved by the United States Food and Drug Administration.

The proper management of medical waste, also referred to as biohazardous waste, biomedical waste or infectious waste, which is generated in healthcare facilities, commercial businesses and private home healthcare is extremely important to avoid regulatory issues and more importantly to prevent the spread of infectious diseases. Needles and soft wastes, those saturated with blood or certain other bodily fluids, must be properly handled, contained, stored, shipped and treated in accordance with all governmental regulations. To date, the most common system used to dispose of used needles has been sharp container boxes. Generally, this type of device is compatible for use in healthcare facilities, commercial businesses and private homes. It is a portable device used to destroy needles and lancets utilizing an electrical current which incinerates the lancet or syringes. It uses a rechargeable battery which delivers an electrical current to produce an arc of electricity directed at the tip of the syringe. This electrical arc disintegrates the needle and any residue is collected in a self-contained chamber in the device. The Company’s initial needle destruction device is referred to as the Sharps and Needle Destruction Device, the SANDD mini. This device aims to change both the way patients and physicians dispose of their needles and to eliminate the risk of needle stick injuries in the future. Utilizing a plasma arc the SANDD mini heats the needle to over 2500 degrees Celsius in less than three seconds, eliminating both the needle and all known pathogens in the process. The device uses a rechargeable battery to deliver the plasma arc to the needle. A fully charged battery will disintegrate greater than 100 needles before needing to be recharged. The SANDD mini is designed to be used with hypodermic needles attached to prefilled syringes or diabetic pen injection devices that measure less than 1 inch in length and between 27-32 gauges in diameter. The device produces little to no waste leaving the syringe to be disposed of in general waste as opposed to the need for the use of a sharps box. The change in this route of waste disposal is projected to offer healthcare providers significant budgetary savings and ease of disposal in home healthcare settings. The SANDD mini is scheduled to begin evaluation and be available for sale to appropriate healthcare markets in the United Kingdom and Middle East during the fourth calendar quarter of 2016.

Woundclot. On February 2, 2016, the Company announced that RedHawk Medical Products UK Ltd, a wholly owned subsidiary of the Company, had entered into a contract with Core Scientific Creations Ltd. for the exclusive distribution rights to WoundClot Surgical – Advanced Bleeding Control (which we refer to as “WoundClot”) in the United Kingdom. WoundClot, developed and manufactured in Israel by Core Scientific Creations Ltd, is the first UK Class III medical device, fully implantable surgical hemostat designed to stop moderate to severe arterial and venous hemorrhage without the need to compress directly onto the wound.

Hemostatic refers to a procedure, device or substance that arrests the flow of blood. Direct pressure, tourniquets and surgical clamps are mechanical hemostatic measures. Gelatin sponges, solutions of thrombin and microfibrillar collagen, which cause the aggregation of platelets and formation of clots, are used to arrest bleeding in surgical procedures. WoundClot is a single use sterile bio-absorb Hemostatic product made of non-oxidized cellulose, which can be fabricated into a variety of forms suitable in controlling bleeding from various kinds of wounds. WoundClot has been uniquely engineered and manufactured with a patented molecular structure, designed to entrap platelets and coagulants in a modified physical molecular matrix. WoundClot is the first cellulose based product to be manufactured using a non-oxidative process. This change in the manufacturing process of WoundClot results in major clinical advantages. The first of these advantages is a significantly increased absorptive capability, enabling WoundClot to arrest and control even severe arterial bleeding. Once bleeding has been stopped and coagulation has formed, WoundClot can be easily removed without disrupting the already formed clot. Additionally, it opens up a much wider range of indications than traditional oxidized cellulose based competitive products, has a truly non-compression application and is fully biodegradable within seven days, meaning it can be implanted within the body, further minimizing the risk of secondary post-surgical bleeding.

The Company, in conjunction with EcoGen Europe Ltd (which we refer to as “EcoGen”), its European pharmaceutical partner, has begun marketing the product to large teaching hospitals in the United Kingdom. The product has been successfully trialed in various surgery disciplines including cardiothoracic, hepatobiliary, pediatric neurosurgery, vascular and trauma surgery and has been shown to outperform currently established products.

Zonis. EcoGen also holds the distribution rights in a number of European countries, Australia and New Zealand for Zonis, a patented antimicrobial ionic silver calcium catheter dressing with both wound healing and hemostatic properties. It is designed to be placed directly over the exit site of all vascular and non-vascular percutaneous medical devices. Zonis reduces bacteria colonization and related bloodstream infections by delivering ionic silver directly to the site.

Generic Pharmaceuticals. On March 24, 2016, the Company announced that its wholly owned subsidiary, RedHawk Pharma UK Ltd, has signed a definitive agreement with Scarlett Pharma LTD (which we refer to as “Scarlett”) to complete the acquisition of a 25% ownership investment in EcoGen, a United Kingdom based company specializing in the manufacturing and marketing of certain branded generic pharmaceuticals and medical devices.

A generic drug is a pharmaceutical drug that is the equivalent to a brand name product in dosage, strength, route of administration, quality, performance and intended use. The term may also refer to any drug marketed under its chemical name without advertising, or to the chemical makeup of a drug rather than the brand name under which the drug is sold. Although they may not be associated with a particular company, generic drugs are subject to government regulations in the countries where they are dispensed. They are labeled with the name of the manufacturer and the nonproprietary adopted name of the drug. A generic drug must contain the same active ingredients as the original brand name formulation. In most cases, generic drugs become available after the patent afforded to a drug’s original developer expires. Once generic drugs enter the market, competition often leads to substantially lower prices for both the brand name drug and its generic equivalents. Clinicians in the United Kingdom are encouraged to write prescriptions for patent protected drugs by their generic name in preparation for such drugs losing their patent protected status, with the prescribed drug being dispensed to the patient by a community pharmacy. Pharmacists are obligated by law to dispense the brand that is written, should the clinician not use the generic name when prescribing a particular treatment, with all drugs being dispensed against a set tariff pricing structure. The pharmacist therefore procures the generic drug at the lowest available price from the wholesale supply chain, who in turn procures the lowest priced drug from any available manufacturer, ensuring that the generic drug market in the United Kingdom is purely drive by cost. The legal obligation on United Kingdom pharmacists to dispense a branded product if that is so prescribed presents the opportunity for the branded generic strategy of EcoGen. With a portfolio of widely prescribed generic drugs listed as trademarked branded generics, EcoGen can offer significant budgetary savings when compared to standard generics by offering these branded generics for sale at a price below the listed generic tariff. With UK Commissioning Groups being driven to find savings across their budgets where possible, EcoGen’s branded generic strategy has been met favorably and sales of EcoGen’ branded generic drugs are expected to initially occur in the third calendar quarter of 2016.

Land and Hospitality

Tower Hotel Fund 2013, LLC. On December 31, 2015, RedHawk Land & Hospitality, LLC, a wholly owned subsidiary of the Company, acquired from Beechwood 280,000 Class A Units (approximately a 2.0% membership interest) of fully paid, non-assessable units of limited liability company interest in Tower Hotel Fund 2013, LLC, a real estate development limited liability company formed in the state of Hawaii for acquisition, restoration and development of the Naniloa Hilo Resort in Hilo, Hawaii. The $625,000 purchase price was paid by the issuance of 625 shares of the Company’s Series A Preferred Stock. The purchase price was determined by an independent third-party valuation. Beechwood is a real estate limited liability Company owned and controlled by G. Darcy Klug, a stockholder and Chief Financial Officer of the Company.

Jefferson Street Property. On November 13, 2015, we acquired certain commercial rental property, consisting of $75,000 of land and $405,000 of buildings and improvements, from Beechwood for $480,000. The purchase price was paid by the Company through the assumption of $265,000 of long-term bank indebtedness (see Note 7) plus the issuance of 215 shares of the Company’s newly designated Series A Preferred Stock (see Note 8). The purchase price of the property was determined by independent third-party appraisers commissioned by the financial institution providing the long-term financing for the acquisition, which included the cost of specific security improvements requested by the lessee.

Youngsville Property. On December 31, 2015, we acquired certain commercial real estate from Beechwood to be used as our corporate office for $300,000, consisting of $35,000 of land and $265,000 of buildings and improvements. The purchase price was paid by the Company with the issuance of 300 shares of the Company’s Series A Preferred Stock. The purchase price of the property was determined by independent third-party appraisal.

Specialized Security System Manufacturing and Distribution

Centri Controlled Entry System. On April 11, 2016, the Company acquired the exclusive United States manufacturing and distribution rights for the Centri Controlled Entry System (which we refer to as “Centri”), a unique, nominal dose transmission x-ray full body scanner capable of finding weapons, drugs and other metallic and non-metallic contraband concealed on and within the human body. The Company acquired these exclusive rights from Basic Technologies, Inc. who holds the exclusive worldwide license to manufacture and sell Centri. The Company will initially target state and local correctional facilities located in the southern United States. During the quarter ended June 30, 2016, the Company received approval from the FDA for the importation, assembly and demonstrations of Centri. Phase I radiation testing has been successfully completed. Approval for human testing and the sale of Centri units was received from the Louisiana Department of Environmental Quality during the quarter ending September 30, 2016.

Customers, Marketing and Contracting

Our medical devices and branded generics are to be marketed to a broad base of users and are ideal for home and institutional use.  The market for our devices and branded generics include:

▪	Retail Pharmacies
▪	Hospitals

▪	Physicians’ Offices
▪	Private and Public Healthcare Clinics
▪	Corrections Facilities
▪	Schools
▪	Veterinary Clinics
▪	Emergency Services
▪	Long Term Care Facilities

Safety and Quality Assurance

Our manufacturing operations require a wide variety of raw materials, including electronic and mechanical components, batteries, carry bags, and molded plastic components and other supplies. We rely on third- party manufacturers to supply several components of our medical devices. We typically enter into supply agreements for these components that specify quantity, quality requirements, and delivery terms, which, in certain cases, can be terminated by either party upon relatively short notice. For each medical device, we have elected to source certain key components from single sources of supply, including our batteries, molded plastic components. While alternative sources of supply are readily available for these components, we believe that maintaining a single source of supply allows us to control production costs and inventory levels, and to manage component quality. In order to mitigate against the risks related to a single source of supply, we qualify alternative suppliers and develop contingency plans for responding to disruptions. If any single-source supplier were no longer able to supply a component, we believe we would be able to promptly and cost-effectively switch to an alternative supplier without a significant disruption to our business and operations. We have adopted additional contingency plans to protect against an immediate disruption in supply of our battery components, and any potential delay that may result from a switch to a new supplier. These contingency plans include our own inventory management, along with a requirement that certain suppliers maintain specified quantities of inventory in multiple locations, as well as requiring certain manufacturers to maintain redundant manufacturing sites. We believe that these contingency plans would limit any disruption to our business in the event of an immediate termination of either our battery supply.

Governmental Regulations

Our medical devices and generic pharmaceuticals are subject to a wide variety of stringent federal, state and local laws and regulations. We believe we have acquired all of the necessary permits and licenses necessary to manufacture, sell and safely distribute our products.

Medical Devices. Government authorities in the United States, Canada, and other countries in the Americas regulate the research, development, testing, manufacturing, labeling, promotion, advertising, distribution, marketing and export and import of medical devices at the federal, state and local levels. The process of obtaining regulatory approvals and the subsequent substantial compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, thermometers for human clinical use are classified as medical devices and require (i) an establishment license and (ii) depending on the class of device sought to be marketed, pre-market approval (PMA) or the less rigorous pre-market clearance.

Establishment License. Owners or operators of places of business (also called establishments or facilities) that are involved in both the production and distribution of medical devices intended for use in the United States (U.S.) are required to register annually with the FDA. This process is known as establishment registration.  Most establishments that are required to register with the FDA are also required to list the devices that are made there and the activities that are performed on those devices.  As domestic distributors of medical devices in the United States, we will not be required to obtain an establishment license, although the owner/operator of the products we distribute will be so required.  Certain countries do not require an establishment license.

Depending on the class designation of the device sought to be marketed, the owner/operator of the product must also obtain pre-market approval (PMA) or pre-market notification clearance before marketing in the U.S.

U.S. Medical Device Class Designations. The FDA has established classifications for different generic types of devices and grouped them into medical specialties. Each of these devices is assigned to one of three regulatory classes based on the level of control the FDA deems necessary to assure the safety and effectiveness of the device.

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

Premarket Clearance. We intend to focus our medical device distribution business on Class I or II devices.  Electronic Clinical Thermometers such as the Thermofinder are classified as Class II devices by the FDA are not subject to Premarket Approval (PMA).

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

Substantial Equivalence. A 510(k) clearance requires demonstration of substantial equivalence to another legally U.S. marketed device. Substantial equivalence means that the new device is at least as safe and effective as the predicate.

A device is substantially equivalent if, in comparison to a predicate it:

▪	has the same intended use as the predicate; and
▪	has the same technological characteristics as the predicate;

or

▪	has the same intended use as the predicate;
▪	has different technological characteristics and the information submitted to the FDA;
▪	does not raise new questions of safety and effectiveness; and
▪	demonstrates that the device is at least as safe and effective as the legally marketed device.

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

A device may not be marketed in the U.S. until the submitter receives a letter declaring the device substantially equivalent. If the FDA determines that a device is not substantially equivalent, the applicant may:

▪	resubmit another 510(k) application with new data;
▪	request a Class I or II designation through the de novo process;
▪	file a reclassification petition; or
▪	submit a premarket approval application (PMA).

Status of Thermofinder Premarket Clearance. HuBDIC Co. Ltd. made a 510(k) submission to the FDA on January 29, 2014 and received pre-market clearance for the Thermofinder FS-700 and FS-700 Pro on or about July 2, 2014.

Future Business Opportunities. The Company’s board of directors is currently evaluating our future strategy for marketing the Thermofinder FS-700 and FS-700 Pro non-contact thermometers. Under consideration is possibly contracting with third parties for the distribution of the Thermofinder FS-700 Pro to hospitals, doctors, schools, home health care providers, etc. The Company is considering engaging an independent marketing representative to offer its consumer version of the digital non-contact thermometer, Thermofinder FS-700, through retail chains. No decision has yet been made on the future marketing strategies.

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

Insurance

Medical Devices and Pharmaceuticals. Our operations and products are subject to inherent risks of personal safety and injury and, as such, we maintain insurance policies to protect us in the event of a loss. We believe our insurance coverages for these risks are adequate. Historically, we have not experienced a loss in excess of our policy limits; however, there can be no assurance that we will be able to maintain adequate insurance at rates we consider to be commercially reasonable, nor can there be any assurance such coverage will be adequate to all of the claims that may arise.

Property and Casualty. We also maintain insurance against property damage, flood and other catastrophic events that may result in physical damage or destruction to our real estate. All policies are subject to deductibles and other coverage limitations. While we believe over coverage limits are adequate to protect against loss, there can be no assurance that we will be able to maintain adequate insurance at rates we consider to be commercially reasonable, nor can there be any assurance such coverage will be adequate to all of the claims that may arise.

Competition

The medical device and branded generic pharmaceutical distribution industries are highly competitive. We are a development stage company without established operations in our industry and have a weak competitive position. We aim to compete with junior and senior medical device and branded generic pharmaceutical manufacturers or distributors who are actively seeking to develop or acquire and sell devices competitive with our own.  Competition for the medical device and branded generic pharmaceutical assets is intense and we may lack the technological information, human resources, infrastructure, expertise, and financial resources available to our competitors. Such competition could adversely impact our ability to attain the financing necessary for us to develop our current assets, generate revenues, or obtain and develop future assets.

Many of the companies with which we aim to compete for financing and for the acquisition of medical device and branded generic pharmaceutical assets have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on assets of merit or on developing and distributing their own technologies.

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

In the face of competition, we may not be successful in acquiring or successfully exploiting any distribution rights which we have acquired or may acquire in the future.  Despite this, we hope to compete successfully in the medical device industry by:

▪	maintaining low operating costs;
▪	relying on the strength of our management’s and future sales team’s contacts;
▪	utilizing our team's previous product and sales and support experience in the specific device area; and
▪	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Employees

Currently, we do not have any employees. Our officers are providing their services to us on an independent consultant basis, but, at this time, we have not entered into any consulting or employment agreements with them. Our directors, executive officers and certain contracted individuals play an important role in the running of the Company. We do not expect any material changes in the number of employees over the next 12 month period. We intend to engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our anticipated sales and marketing programs.

 Available Information

We are required to file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K with the U.S. Securities and Exchange Commission (which we refer to as the “SEC”) and our filings are available to the public on our website at www.redhawkholdingscorp.com and at the SEC’s website at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Our business routinely encounters and attempts to address risks, some of which will cause our future results to differ, sometimes materially, from those originally anticipated. Below, we have described our present view of the most significant risks facing the Company. The risk factors set forth below are not the only risks that we may face or that could adversely affect us. If any of the circumstances described in the risk factors discussed in this Form 10-K actually occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected. If this were to occur, the trading price of our securities could decline significantly and stockholders may lose all or part of their investment.

The following discussion of risk factors contains “forward-looking statements,” which may be important to understanding any statement in this Form 10-K or in our other filings and public disclosures. In particular, the following information should be read in conjunction with the sections in this Form 10-K entitled, “Cautionary Note about Forward-Looking Statements,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8. Financial Statements and Supplementary Data.”

 Risks Related to Our Overall Business Operations

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred net losses of $1,267,960 and $396,808 for the fiscal years ended June 30, 2016 and January 31, 2015, respectively. We also incurred a loss of $105,615 for the five month transition period ended June 30, 2015. As a result, at June 30, 2016, we had an accumulated deficit of $2,646,026.  We have sustained significant costs in connection with the acquisition and development of certain technologies and businesses. We have not yet generated any significant revenues. Further, we will not generate revenues sufficient to sustain our operations until the fiscal year ending June 30, 2017 or later. Our profitability will require the successful commercialization of our medical device technology, branded pharmaceutical, security systems or future products for which we may acquire a distribution license. We may not be able to successfully exploit any distribution rights which we acquire and may never become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our 2016 financial statements that states there is substantial doubt about our ability to continue as a going concern. As discussed in Note 1 to our financial statements for the year ended June 30, 2016, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives.  We expect to continue to incur development costs and operating costs, losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if we are unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately an additional $500,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We may require additional funds to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

Our ability to market and sell our medical devices will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

▪	support our planned growth and carry out our business plan;
▪	hire quality personnel for all areas of our business; and
▪	address competing technological and market developments.

We have a total of 450,000,000 authorized shares, of which 357,072,547 shares of our common stock are currently outstanding. Because of the limited number of available authorized shares, we may not be able to obtain adequate additional equity or debt financing on acceptable terms as required. In order to raise adequate levels of capital necessary to meet the Company’s future needs, the board of directors may need to consider completing a reverse stock split, amending our articles of incorporation to increase the number of authorized shares or authorize the possible issuance of preferred stock.

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

If we fail to effectively manage the growth of the Company and the commercialization of our medical devices, our future business results could be harmed and our managerial and operational resources may be strained.

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

The Company has never filed federal or state tax returns. While the Company has incurred losses since its inception and no tax liabilities are expected, the failure to file federal and state tax returns could result in penalties. The Company expects to bring its tax filings current during the fiscal year ending June 30, 2017.

Risks Related to the Market for Our Stock

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include: our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors; changes in financial estimates by us or by any securities analysts who might cover our stock; speculation about our business in the press or the investment community; significant developments relating to our relationships with our customers or suppliers; stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; customer demand for our products; changes in governmental regulation of the medical devices that we distribute; investor perceptions of our industry in general and the Company in particular; the operating and stock performance of comparable companies; general economic conditions and trends; announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; changes in accounting standards, policies, guidance, interpretation or principles; loss of external funding sources; sales of our common stock, including sales by our directors, officers or significant stockholders; and additions or departures of key personnel. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in the Company at a time when you want to sell your interest in us.

We have never declared or paid any cash dividends on shares of our common stock and do not anticipate doing so.

We intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, our ability to pay dividends and meet other obligations may depend upon the receipt of dividends or other payments from any operating subsidiaries we may have in the future.

We are subject to penny stock regulations and restrictions, therefore the market for our common stock is limited and you may have difficulty selling your shares.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is therefore subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”), or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 (excluding the value of their primary residence) or annual incomes exceeding $200,000 individually, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

ITEM 1B. UNRESOLVED STAFF COMMETS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 219 Chemin Metairie Road, Youngsville, Louisiana. The building provides approximately 3,000 square feet of office space. As of the date of this filing, we have not sought to move or change our office site as our space is adequate to meet our needs. We intend to secure additional office and warehouse space for our planned medical device business.

Our primary operations facilities for our medical devices and pharmaceuticals are located in leased facilities in Leicester, United Kingdom. Our security system testing is located in leased facilities at the Louisiana State University Business & Innovation Center in Baton Rouge, Louisiana.

ITEM 3. LEGAL PROCEDINGS

We know of no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over-the-Counter® Venture Market under the symbol “IDNG.” The below table sets forth the range of high and low bid information for our common stock as reported by the Over-the-Counter Official Market site for the periods indicated, and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

OTC Bulletin Board

Quarter Ended	High	Low

June 30, 2016	$0.0299	$0.0115
March 31, 2016	$0.0310	$0.0186
December 31, 2015	$0.0150	$0.0405
September 30, 2015	$0.0180	$0.0062
June 30, 2015	$0.0125	$0.0025
March 31, 2015	$0.0058	$0.0416
December 31, 2014	$0.0198	$0.0415
September 30, 2014	$0.0040	$0.0012

Holders

As of September 15, 2016, an aggregate of 357,072,547 shares of our common stock were issued and outstanding and there were approximately 3,000 shareholders of record of our common stock, inclusive of shares held in street name. On September 15, 2016, the last reported sale of our common stock as reported by the Over-the-Counter Official Market site was $0.0282 per share.

Our common shares are issued in registered form. Continental Stock Transfer & Trust Company (telephone number 212-509-4000) is the registrar and transfer agent for our common shares.

Dividends

We have never paid a cash dividend on our common stock. We intend to retain our future earnings, if any, to meet our and to finance the future operations of our business. Therefore, we do not plan to declare or pay any dividends to holders of our common stock in the foreseeable future. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

During the fiscal year ended January 31, 2015, the five month transition period ended June 30, 2015 and the fiscal year ended June 30, 2016, we sold the following securities in transactions that were not registered under the Securities Act of 1933, as amended (which we refer to as the “Securities Act”).

(1)	Each of the below described issuances to Asher was made in reliance on Rule 506 of Regulation D of the Securities Act.
▪	On March 4, 2014, we issued 10,714,286 common shares to Asher for the conversion of $15,000 of a convertible debenture.
▪	On March 20, 2014, we issued 12,153,846 common shares to Asher for the conversion of $15,800 of a convertible debenture.

▪	On March 24, 2014, we issued 4,346,154 common shares to Asher for the conversion of $5,650 of a convertible debenture.
▪	On March 25, 2014, we issued 8,330,769 common shares to Asher for the conversion of $10,830 of a convertible debenture and accrued interest.
▪	On April 3, 2014, we issued 15,625,000 common shares to Asher for the conversion of $18,750 of convertible debenture.
▪	On April 8, 2014, we issued 12,541,667 common shares to Asher for the conversion of $15,050 of a convertible debenture and accrued interest.

(2)	On March 31, 2014, we entered into an asset purchase agreement with AMD pursuant to which we issued an aggregate of 152,172,287 common shares to four investors. These securities were issued to three U.S. persons in reliance on Rule 506 of Regulation D under the Securities Act and one non-U.S. person in reliance on Regulation S the Securities Act.

(3)	On November 12, 2014, we sold 14,905,918 shares of our common stock to two accredited investors in exchange for an aggregate of $50,000 cash (less $100 in escrow costs) and issued warrants to acquire an additional 7,452,959 shares of our common stock at an exercise price of $.005 per share, in reliance on Rule 506 of Regulation D under the Securities Act. The warrants are exercisable, in whole or in part, any time within two years after their issuance. At any time after the earlier of the first anniversary of the date of the Securities Purchase Agreement related to the warrants and the end of the applicable Rule 144 holding period, if there is no registration statement in effect for the warrant shares, then the warrants may also be exercised by means of a “for cash exercise” in which the holder shall be entitled to receive a number of warrant shares equal to the quotient obtained by paying an amount to the company equal to the amount of warrant shares to be delivered multiplied by the exercise price. If the warrants have not been earlier exercised, they shall be automatically exercised pursuant to the foregoing provision on the two year anniversary of the purchase agreement.

(4)	On October 15, 2015, we sold 5,000,000 shares of our common stock to an accredited investor in exchange for an aggregate of $50,000 cash.

(5)	On November 13, 2015, we issued 215 shares of our Series A Preferred Stock in connection with the acquisition of certain commercial real estate from a related party, which is an entity controlled by a stockholder and officer of the Company. On December 31, 2015, in exchange for 300 shares of our Series A Preferred Stock, we acquired from a related party, which is an entity controlled by a stockholder and officer of the Company, certain real estate to be used as our corporate offices (See Note 3).

(6)	On December 31, 2015, we issued 625 shares of Series A Preferred Stock to acquire certain limited liability company membership interest in a real estate development located in Hawaii (See Note 4).

(7)	On December 31, 2015, a stockholder and officer of the Company converted $100,000 of the outstanding principal and interest balance due to the stockholder in exchange for 100 shares of our Series A Preferred Stock (See Note 6).

(8)	On December 30, 2015, we received, from a stockholder and officer of the Company, $1,862,458 of cash and marketable securities, net of a $980,000 line of credit balance, in exchange for 1,000 shares of our Series B Preferred Stock.

(9)	On February 1, 2016, we received from an officer of the Company, $250,000 of cash in exchange for 250 shares of our Series B Preferred Stock.

(10)	On March 23, 2016, we issued 10,000,000 shares of our common stock, having a fair market value of $260,000, in connection with entering into a purchase agreement with Scarlett to acquire a 25% ownership interest in EcoGen.

ITEM 6.    SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated in the State of Nevada on November 30, 2005 under the name “Oliver Creek Resources, Inc”. At inception, we were an exploration stage company engaged in the acquisition, exploration and development of natural resources. In 2014, we discontinued our oil and gas operations and changed our business focus. Currently, we are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services.

Certain Transactions

Effective November 12, 2015, the Company entered into a $100,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matures on October 31, 2016. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share.

On November 12, 2015, we acquired certain commercial rental property, consisting of $75,000 of land and $405,000 of buildings and improvements, from a related party that is an entity controlled by a stockholder and officer of the Company, for $480,000. The purchase price was paid by the Company through the assumption of $265,000 of long-term bank indebtedness (see Note 7) plus the issuance of 215 shares of the Company’s newly designated Series A Preferred Stock (see Note 8). The purchase price of the property was determined by independent third-party appraisers commissioned by the financial institution providing the long-term financing for the acquisition, which included the cost of specific security improvements requested by the lessee.

On December 30, 2015, we received, from a stockholder and officer of the Company, $1,862,458 of cash and marketable securities, net of a $980,000 line of credit balance, in exchange for 1,000 shares of our Series B Preferred Stock.

At December 31, 2015, the principal balance plus accrued interest totaled $100,000. At that date, the stockholder elected to convert the outstanding principal and interest balance into 100 shares of our Series A Preferred Stock. At June 30, 2016, there is no outstanding balance on the Line of Credit.

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

On December 31, 2015, RedHawk Land & Hospitality, LLC acquired from Beechwood Properties, LLC 280,000 Class A Units (approximately a 2.0% membership interest) of fully paid, non-assessable units of limited liability company interest in Tower Hotel Fund 2013, LLC, a real estate development limited liability company formed in the state of Hawaii for acquisition, restoration and development of the Naniloa Hilo Resort in Hilo, Hawaii. The $625,000 purchase price was paid by the issuance of 625 shares of the Company’s Series A Preferred Stock. The purchase price was determined by an independent third-party valuation. Beechwood Properties, LLC is a real estate limited liability company owned and controlled by G. Darcy Klug, a stockholder and Chief Financial Officer and Chairman of the board of directors of the Company.

We have authorized the issuance of up to $1 million in principal amount of convertible promissory notes (which we refer to as the “Convertible Notes”). The Convertible Notes are secured by certain Company real estate holdings and real estate holdings of a stockholder. The Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. Beginning 180 days after issuance of the Convertible Notes, the Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Convertible Notes. The Company may only issue the notice of its intent to redeem the Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. The holder of the Convertible Notes has the right to convert all or any portion of the Convertible Notes at the conversion price at any time prior to redemption. At June 30, 2016, there were $340,000 of Convertible Notes outstanding which are convertible into our common stock at a conversion rate of $0.015 per share or 23,002,083 shares. Subsequent to year end, we completed the funding of an additional $210,000 in Convertible Notes. $365,000 of the Convertible Notes are held by directors of the Company.

On February 1, 2016, we received from an officer of the Company, $250,000 of cash in exchange for 250 shares of our Series B Preferred Stock.

Working Capital

	June 30,	June 30,
	2016	2015
Current Assets	$1,674,337	$11,266
Current Liabilities	$1,849,058	$273,312
Working Capital (Deficit)	$(174,721)	$(262,046)

Our current assets at June 30, 2016 include marketable securities of $339,032. These securities are a key source of liquidity for the Company. The securities are stocks traded on national exchanges and are readily convertible to cash. As with any equity security they are subject to loss from market risks.

Results of Operations

Operating Revenues

For the period from November 30, 2005 (date of inception) to June 30, 2016, our Company has earned minimal operating revenues. During the year ended June 30, 2016, we commenced operations in our financial services and commercial real estate leasing business units. Sales of our medical devices and branded generic pharmaceuticals will commence during the quarter ending September 30, 2016.

Operating Expenses and Loss from Continuing Operations

For the year ended June 30, 2016, we incurred a loss of $1,267,960 from continuing operations or $nil per share compared with a loss from continuing operations of $249,069 or $nil per share for the year ended January 31, 2015 and a loss of $105,615 for the five-month period ended June 30, 2015 (which we refer to as the “Transition Period”). The increase in the loss was primarily attributable to the certain non-recurring transaction costs incurred in connection with (i) the acquisition of certain intangible medical device assets for the Disintegrator; (ii) the completion of certain foreign equity investments; (iii) the acquisition of 18,021,535 shares of our common stock from a former officer and director of the Company; (iv) litigation costs related to certain claims against former professionals; (v) litigation costs incurred in connection with claims against certain investors from the November 2015 private equity raise; (vi) acquisitions costs incurred in connection with the acquisition of the Centri; and (vii) acquisition costs incurred with certain acquisitions currently in process.

Costs and expenses for the year ended June 30, 2016 were $1,443,672 compared with $197,374 for the year ended January 31, 2015 and $106,000 for the Transition Period. The increases in costs and expenses were principally due to an approximate $556,000 increase in professional fees, $487,000 increase in management fees, $100,000 increase in sales and marketing expenses and $55,000 increase in general and administrative expenses.

These increase in costs and expenses were principally attributable to higher professional fees which resulted primarily from non-recurring legal costs associated with various transactional matters, legal fees incurred in connection with certain litigation matters, and greater legal fees associated increased and more complex regulatory filings completed during the year ended June 30, 2016. Increases in management compensation was primarily attributable to non-recurring management fees incurred with the execution of a consultancy agreement completed in connection with our investment in a foreign limited liability company and increased administrative costs due to the Company’s increased business activity.

During the year ended June 30, 2016, we recognized a one-time benefit totaling $156,697 which resulted from the expiration of certain indebtedness obligations. Additionally, we incurred a $55,038 loss on foreign currency exchange principally as a result of declining value of the British pound sterling during the fiscal year ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $727,631 compared with $900 at June 30, 2015. Additionally, at June 30, 2016, we had $339,032 of marketable securities. During the year ended June 30, 2016, we continued to focus on recapitalizing our balance sheet and reducing cash outlays for recurring operating costs. These reductions were offset by higher non-recurring professional fees associated with transactional costs, certain litigation expenses and increased and more complex regulatory filings. We also concentrated on the completion of certain acquisitions which we believe will provide us with significant revenue opportunities in the future.

At June 30, 2016, we had total assets of $3,638,816 compared with $245,617 at June 30, 2015. The increase in overall assets was principally due to the December 30, 2015 contribution of cash and marketable securities by a certain stockholder and officer of the Company, the acquisition of certain real estate investments, the acquisition of certain medical device technology and the investment in a certain foreign limited liability company.

At June 30, 2016, we had total liabilities of $2,342,427 compared with $273,312 at June 30, 2015. The increase in total liabilities was principally due to the outstanding balance of $1,000,495 from the line of credit assumed from a stockholder and officer of the Company, the purchase of certain commercial real estate including the assumption of $265,000 in bank indebtedness, the assumption of certain obligations incurred in connection with the investment in a foreign limited liability company, and the completion of $340,000 of Convertible Notes, all of which was partially offset with the expiration of a $156,697 debt obligation.

Subsequent to June 30, 2016, we completed approximately $210,000 of additional Convertible Notes to increase our cash and working capital position.

Cash Flows

	Year Ended June 30,	Year Ended January 31,
	2016	2015
Cash Flows used in Operating Activities	$1,172,960	$112,474
Cash Flows provided by Investing Activities	$1,325,630	$60,000
Cash provided by Financing Activities	$574,061	$49,900
Net Increase (Decrease) in Cash During Period	$726,731	$(3,104)

Cash Flow from Operating Activities

During the year ended June 30, 2016, cash of $1,172,960 was used in operating activities, compared with $112,474 used during the year ended January 31, 2015. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities. For the year ended June 30, 2016, a $737,954 increase in accounts payable, a $20,000 non-cash compensation expense, and a $68,664 non-cash intangible amortization charge and a $18,479 depreciation charge partially offset the $1,267,960 net loss for the period. Increases consisted of $471,974, $104,039 and $21,295 in accounts receivable, inventory and prepaid expenses, respectively, and a $156,697 gain from the expiration of certain indebtedness.

The decrease in cash used for operating activities during the year ended January 31, 2015 was attributed to a net loss of $249,069 which was partially offset by a $57,220 non-cash intangible amortization charge and a $74,166 non-cash charge for the amortization of discount on convertible debentures. Significant reduction in day-to-day general and administrative expenses for our Company was partially offset by increases in our payables and a decrease in the amounts due to a related party who is an officer of the Company.

Cash Flow from Investing Activities

During the year ended June 30, 2016, we received $1,477,800 from the sale of marketable securities of which $5,000 was used to acquire certain intellectual properties in connection with specific medical device technologies for the Disintegrator, including, but not limited to, trademarks, trade names, clinical trial data, designs, drawings and tooling. Additionally, during the year ended June 30, 2016, we increased our cash investment in a foreign limited liability company by $147,170.

Cash Flows from Financing Activities

During the year ended June 30, 2016, we received $50,000 from the issuance and sale of our common stock. This compares to $49,900 received during the year ended January 31, 2015.

During the year ended June 30, 2016, we received $100,000 from a line of credit with a related party, which is an entity controlled by a stockholder and officer of the Company, $20,495 from a bank line of credit, $340,000 from the sale of our convertible debentures, $256,675 from the issuance of our Series B Preferred Stock and $14,178 from an insurance note payable. These proceeds were offset by $5,297 of principal note payments on our long-term debt. Additionally, we acquired 18,021,536 shares of our common stock in connection with the settlement of certain claims against a former officer of the Company for $76,102 and we incurred $34,791 loan costs in connection with the completion of funding of the convertible debentures. As of June 30, 2016, we had $62,552 of preferred dividends declared of which $61,208 were unpaid.

Non-Cash Investing and Financing Activities

During the year ended June 30, 2016, we completed several non-cash investing and financing transactions with an entity that is controlled by a stockholder and an officer of the Company: (i) in exchange for 215 shares of our Series A Preferred Stock and the assumption of $265,000 of bank indebtedness, we acquired certain commercial real estate for $480,000; (ii) in exchange for 300 shares of our Series A Preferred Stock, we acquired for $300,000 certain commercial real estate to be used as our corporate offices; (iii) we acquired 280,000 Class A Units (approximately 2% membership interest) in a real estate development limited liability company formed for the restoration and development of certain commercial property in Hawaii in exchange for 625 shares of our Series A Preferred Stock; (iv) in exchange for 1,000 shares of our Series B Preferred Stock, we received approximately $1,855,692 million of marketable securities, net of a $980,000 line of credit balance; and (v) we issued 100 shares of our Series A Preferred Stock upon the conversion of a $100,000 outstanding balance on our line of credit.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Subsequent Events

Subsequent to June 30, 2016, the Company issued an additional $210,000 of Convertible Notes to be used for acquisition investment and working capital.

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

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and applicable to us. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed. There are new accounting pronouncements that have been issued that might affect our financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The new guidance is effective for the Company in the first quarter of fiscal year 2020 and will be applied on a modified retrospective basis beginning with the earliest period presented. The Company is currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issue Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. This new guidance is effective for the Company in the first quarter of fiscal 2017. The Company believes that the impact of the implementation of this new guidance on its consolidated financial statements and disclosures will not be significant.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes prior revenue recognition guidance and provides a five step recognition framework that will require entities to recognize the amount of revenue to which it expects to be entitled for the transfer of goods and services. In July 2015, the FASB permitted early adoption and deferred the effective date of this guidance one year; therefore, it will be effective for the Company in the first quarter of fiscal 2019 and may be implemented retrospectively to all years presented or in the period of adoption through a cumulative adjustment. The Company is evaluating the impact of the implementation of this new guidance on its consolidated financial statements and disclosures.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RedHawk Holdings Corp.

June 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of RedHawk Holdings Corp.

We have audited the accompanying consolidated balance sheets of RedHawk Holdings Corp. (the “Company”), as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2016 and the five month period ended June 30, 2015. RedHawk Holdings Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RedHawk Holdings Corp. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the year ended June 30, 2016 and the five month period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s net losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Postlethwaite & Netterville, APAC

Lafayette, Louisiana

October 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Redhawk Holdings, Corp.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Redhawk Holdings, Corp. (the “Company”) for the year ended January 31, 2015 and the related notes to the financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated statements of operations, stockholders’ equity, and cash flows of Redhawk Holdings, Corp. for the year ended January 31, 2015 are presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States of America.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas

May 18, 2015

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

	June 30,
	2016	2015

ASSETS

Current Assets:
Cash and cash equivalents	$727,631	$900
Marketable securities, at market value	339,032	-
Receivables	472,584	610
Inventory	113,795	9,756
Prepaid expenses	21,295	-

Total Current Assets	1,674,337	11,266

Property and Improvements:
Land	110,000	-
Building and improvements	670,000	-
	780,000	-
Less, accumulated depreciation	(18,479)	-

Total Property and Improvements	761,521	-

Other Assets:
Investment in real estate limited partnership	625,000	-
Equity investment in and advances to limited liability company	407,271	-
Intangible assets, net of accumulated amortization of $149,744 and $86,080, respectively	170,687	234,351

Total Other Assets	1,202,958	234,351

Total Assets	$3,638,816	$245,617

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$825,934	$87,980
Current maturities of long-term debt	8,451	-
Line of credit	1,000,495	-
Due to related party	-	28,635
Loans payable	-	156,697
Insurance notes payable	14,178	-

Total Current Liabilities	1,849,058	273,312

Long-Term Debt:
Real estate note payable, net of current maturities	251,252	-
Convertible notes payable, net of $34,791 in deferred loan costs and unamortized beneficial conversion of $63,092	242,117	-

Total Long-Term Debt	493,369	-

Total Liabilities	2,342,427	273,312

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred Stock, stated value of $1,000 per share, 5,000 authorized shares and 2,490 shares issued and outstanding:
5% Series A, 2,750 shares designated, 1,240 issued and outstanding	1,240,000	-
5% Series B, 1,250 shares designated, 1,250 issued and outstanding	1,250,000	-
Common Stock, par value of $0.001 per share, 450,000,000 authorized shares and
375,094,082 issued and 357,072,547 outstanding at June 30, 2016 and
375,000,000 authorized shares and 360,094,082 issued and outstanding at June 30, 2015	375,094	360,094
Additional paid-in capital	1,192,283	927,826
Accumulated other comprehensive loss	(38,860)	-
Accumulated deficit	(2,646,026)	(1,315,615)

	1,372,491	(27,695)
Less, Treasury stock 18,021,535 shares, at cost	(76,102)	-

Total Stockholders' Equity (Deficit)	1,296,389	(27,695)

Total Liabilities and Stockholders' Equity	$3,638,816	$245,617

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

	Twelve Months Ended		Five Months Ended
	June 30, 2016	January 31, 2015	June 30, 2015

Revenue	$29,450	$225	$385

Costs and Expenses:
Operating expenses	17,911	108	151
Professional fees	607,138	51,515	68,794
Management fees	487,128	-	-
Sales and marketing	104,304	2,019	173
Depreciation	18,479	-	-
Amortization of intangibles	68,664	57,220	28,860
General and administrative	140,048	86,512	8,022

Total Costs and Expenses	1,443,672	197,374	106,000

Operating Loss	(1,414,222)	(197,149)	(105,615)

Other Income (Expense):
Expiration of indebtedness	156,697	-	-
Amortization of discount on convertible debentures	(3,908)	(74,166)	-
Amortization of deferred financing charges	-	(1,264)	-
Loss on foreign currency exchange	(55,038)	-	-
Gain on change in fair value of derivative liability	-	24,029	-
Gain on the sale of marketable securities	59,834	-	-
Dividend income	23,866	-	-
Interest expense	(35,189)	(519)	-
	146,262	(51,920)	-

Net Loss from Continuing Operations	(1,267,960)	(249,069)	(105,615)

Discontinued Operations:
Loss from discontinued operations	-	(147,739)	-

Income on Discontinued Operations	-	(147,739)	-

Net Loss	(1,267,960)	(396,808)	(105,615)

Other comprehensive loss:
Unrecognized loss on marketable securities	(38,860)	-	-

Comprehensive Loss	(1,306,820)	(396,808)	(105,615)

Preferred Stock Dividends	(62,552)	-	-

Comprehensive Loss
Available for Common Stockholders	$(1,369,372)	$(396,808)	$(105,615)

Net Loss Per Share
Basic	$-	$-	$-
Diluted	$-	$-	$-

Weighted Average Shares Outstanding
Basic	359,815,765	314,534,724	360,094,082
Diluted	359,815,765	314,534,724	360,094,082

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

	For the year ended		For the
	June 30,	January 31,	Five Months
	2016	2015	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,267,960)	$(249,069)	$(105,615)
Adjustments to reconcile net loss to net cash used in continuing operations:
Amortization of intangibles	68,664	57,220	28,860
Amortization of discount on convertible debentures	3,908	74,166	-
Amortization of deferred financing charges	-	1,264	-
Depreciation	18,479	-	-
Contributed management services	20,000	-	-
Expiration of indebtedness	(156,697)	-	-
Gain on change in fair value of derivative liability	-	(24,029)	-
Changes in operating assets and liabilities:
Accounts receivable	(471,974)	(225)	(385)
Inventory	(104,039)	(10,080)	324
Prepaid expense and deposits	(21,295)	3,100	-
Accounts payable and accrued liabilities	737,954	35,179	44,893
Due to related party	-	-	28,635

Net Cash Used in Operating Activities	(1,172,960)	(112,474)	(3,288)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from the sale of marketable securities	1,477,800	-	-
Proceeds from asset acquisition	-	60,000	-
Investment in foreign limited liability company	(147,170)	-	-
Acquisition of intangible assets	(5,000)	-	-

Net Cash Provided by Investing Activities	1,325,630	60,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	50,000	49,900	-
Proceeds from related party line of credit	71,365	15,100	-
Proceeds from the issuance of the Series B Preferred Stock	256,765	-	-
Proceeds from issuance of convertible notes	340,000	-	-
Preferred stock dividends declared	(62,552)
Deferred loan costs	(34,791)	-	-
Proceeds from bank line of credit	20,495	-	-
Principal payments on related party line of credit	-	(15,100)	-
Net proceeds from insurance note payable	14,178	-	-
Principal payments on long-term debt	(5,297)	-	-
Treasury stock acquired	(76,102)	-	-

Net Cash Provided by Financing Activities	574,061	49,900	-

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	(530)	-

Increase in cash	726,731	(3,104)	(3,288)

Cash, Beginning of Period	900	7,292	4,188

Cash, End of Period	$727,631	$4,188	$900

Non-Cash Investing and Financing Activities:
Land and building acquired in exchange for Series A Preferred Stock and assumption of debt	$780,000	$-	$-
Partnership investment acquired in exchange for Series A Preferred Stock	$625,000	$-	$-
Assumption of debt for land and building acquired	$265,000	$-	$-
Related party line of credit converted into Series A Preferred Stock	$100,000	$-	$-
Marketable securities acquired in exchange for Series B Preferred Stock and assumption of debt	$1,855,692	$-	$-
Assumption of debt in exchange for marketable securities acquired	$980,000	$-	$-
Issuance of stock for intangible assets	$-	$320,431	$-
Shares issued for the conversion of debt and accrued interest	$-	$147,212	$-
Equity investment acquired in exchange for common stock	$260,000	$-	$-
Preferred stock dividends declared but unpaid	$61,208	$-	$-

Supplemental Disclosures:
Interest paid	$35,189	$-	$-
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	SERIES A		SERIES B				ADDITIONAL	ACCUMULATED OTHER
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK		PAID-IN	COMPREHENSIVE	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	SHARES	AMOUNT	TOTAL

BALANCE, JANUARY 31, 2014	-	$-	-	$-	129,304,155	$129,304	$541,497	$-	$(813,192)	-	$-	$(142,391)

Conversion of debt	-	-	-	-	63,711,722	63,712	123,076	-	-	-	-	186,788

Shares issued for acquisition of intangible assets	-	-	-	-	152,172,287	152,172	228,259	-	-	-	-	380,431

Issuance of shares for cash	-	-	-	-	14,905,918	14,906	34,994	-	-	-	-	49,900

Net loss	-	-	-	-	-	-	-	-	(396,808)	-	-	(396,808)

BALANCE, JANUARY 31, 2015	-	-	-	-	360,094,082	360,094	927,826	-	(1,210,000)	-	-	77,920

Net loss	-	-	-	-	-	-	-	-	(105,615)	-	-	(105,615)

BALANCE, JUNE 30, 2015	-	-	-	-	360,094,082	360,094	927,826	-	(1,315,615)	-	-	(27,695)

Contributed management services	-	-	-	-	-	-	20,000	-	-	-	-	20,000

Sale of unregistered securities	-	-	250	250,000	5,000,000	5,000	45,000	-	-	-	-	300,000

Acquisitions:
Commercial real estate	215	215,000	-	-	-	-	-	-	-	-	-	215,000
Investment in real estate partnership	625	625,000	-	-	-	-	-	-	-	-	-	625,000
Corporate office	300	300,000	-	-	-	-	-	-	-	-	-	300,000
Equity investment in limited liability corporation	-	-	-	-	10,000,000	10,000	250,000	-	-	-	-	260,000

Working capital contribution	-	-	1,000	1,000,000	-	-	(117,543)	-	-	-	-	882,457

Conversion of shareholder line of credit	100	100,000	-	-	-	-	-	-	-	-	-	100,000

Re-purchase of securities	-	-	-	-	-	-	-	-	-	18,021,535	(76,102)	(76,102)

Fair value of feature beneficial conversion feature on convertible notes	-	-	-	-	-	-	67,000	-	-	-	-	67,000

Preferred stock dividends declared	-	-	-	-	-	-	-	-	(62,552)	-	-	(62,552)

Unrecognized loss on marketable securities	-	-	-	-	-	-	-	(38,860)	-	-	-	(38,860)

Net loss	-	-	-	-	-	-	-	-	(1,267,960)	-	-	(1,267,960)

BALANCE, JUNE 30, 2016	1,240	$1,240,000	1,250	$1,250,000	375,094,082	$375,094	$1,192,283	$(38,860)	$(2,646,026)	18,021,535	$(76,102)	$1,296,389

REDHAWK HOLDINGS CORP.

Notes to the Consolidated Financial Statements

June 30, 2016

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

RedHawk Holdings Corp. (formerly Independence Energy Corp.) was incorporated in the State of Nevada on November 30, 2005 under the name “Oliver Creek Resources Inc.” At inception, we were organized to acquire, explore and develop natural resource properties in the United States.  Effective August 12, 2008, we changed our name from “Oliver Creek Resources Inc.” to “Independence Energy Corp.” and opened for trading with the Over-the Counter Bulletin Board under the symbol “IDNG.” Effective October 13, 2015, by vote of a majority of the Company’s stockholders, the Company’s name was changed from “Independence Energy Corp.” to “RedHawk Holdings Corp.”

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

For the year ended June 30, 2016, the Company had $29,450 in revenue, and a net loss of $1,267,960, and cash of $1,172,960 used in operating activities. As of June 30, 2016, the Company had a working capital deficit of $174,721 and an accumulated deficit of $2,646,026. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company as of June 30, 2016 and 2015 and for the five month period ended June 30, 2015 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (which we refer to as “GAAP”) pursuant to the rules and regulations of the SEC.  The Company’s fiscal year-end was January 31 but was been changed to June 30 by vote of a majority of the Company’s board of directors on June 15, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which we have a greater than 50% ownership. All material intercompany accounts have been eliminated upon consolidation. Certain prior year amounts are sometimes reclassified to be consistent with the current year financial statement presentation. Equity investments, which we have an ownership greater than 20% but less than 50% through which we exercise significant influence over but do not control the investee and we are not the primary beneficiary of the investee’s activities, are accounted for using the equity method of accounting. Equity investments, which we have an ownership less than 20%, are recorded at cost.

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

Marketable Securities

We determine the appropriate classification of our marketable securities at the time of purchase and reassess the appropriateness of the classification at each reporting date. At June 30, 2016, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income or loss. Realized gains and losses on the sale of marketable securities are determined on a specific identification basis. Interest and dividend income is recorded when it is earned and deemed realizable by the Company. At June 30, 2016, the fair value of the marketable securities on hand, which consisted entirely of widely recognized publicly-traded securities, was $339,032. Gross unrealized loss on the fair market value of the marketable securities was $38,860 as of June 30, 2016.  As of June 30, 2016, we had trade date receivables of $302,288 recorded which was related to a sale of securities that had a trade date prior to June 30, 2016 and a settlement date after that date.

Accounts Receivable

Accounts receivables are amounts due from customers of our medical device division and our financial services division. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of June 30, 2016 and 2015.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standard Codification (which we refer to as “ASC”) 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the period they are incurred. The Company does not believe that it has any uncertain tax positions. The Company has not filed any corporate tax returns since its inception.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2016, January 31, 2015 and June 30, 2015, the Company had 7,452,959 potentially dilutive shares from our warrants issued in connection with the November 2014 private equity sale. At June 30, 2016, there were 23,002,083 shares issuable upon conversion of the notes but have been excluded from earnings per share calculations because these shares are anti-dilutive. Also at June 30, 2016, there were potentially 82,666,666 shares issuable upon the conversion of the Series A Preferred Stock. In addition, there were potentially 125,000,000 shares issuable upon the conversion of the Series B preferred stock.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. During the year ended June 30, 2016, the Company had $38,860 of other comprehensive loss resulting from the unrecognized loss on marketable securities. During the five month transition period ended June 30, 2015 and the year ended January 31, 2015, the Company had no items that represented other comprehensive income or loss.

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

The Company has marketable securities with a fair market value of $339,032 at June 30, 2016, which are all publicly traded securities with quoted prices in active markets. The fair value is based on Level 1 assumptions.

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

Recent Accounting Pronouncements

Development Stage

The Company has limited operations and is considered to be in the development stage. During the year ended January 31, 2015, the Company elected to early adopt Accounting Standards Update (which we refer to as “ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (which we refer to as the “FASB”) issued new guidance intended to change the criteria for recognition of revenue. The new guidance establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. In July 2015, the FASB permitted early adoption and deferred the effective date of this guidance one year; therefore, it will be effective for the Company in the first quarter of fiscal 2019 and may be implemented retrospectively to all years presented or in the period of adoption through a cumulative adjustment. We are currently evaluating what impact the adoption of this guidance would have on our financial position, results of operations, cash flows and disclosures.

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

Debt Issuance Costs

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance does not specifically address, and therefore does not affect, the balance sheet presentation of debt issuance costs for revolving debt arrangements. This new guidance is effective for the Company in the first quarter of fiscal 2017, and will be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. To date, our debt issuance cost of $34,791 as of June 30, 2016 has not been significant. As the Company continues to raise capital to execute its growth strategy, the use of debt in the future may have additional issuance costs to be accounted for under this guidance.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The new guidance is effective for the Company in the first quarter of fiscal year 2020 and will be applied on a modified retrospective basis beginning with the earliest period presented. The Company is currently evaluating the impact of adopting this guidance on our consolidated financial statements.

3.	FIXED ASSETS

Properties and Improvements

On November 12, 2015, we acquired certain commercial rental property, consisting of $75,000 of land and $405,000 of buildings and improvements, from a related party that is an entity controlled by a stockholder and officer of the Company, for $480,000. The purchase price was paid by the Company through the assumption of $265,000 of long-term bank indebtedness (see Note 7) plus the issuance of 215 shares of the Company’s newly designated Series A Preferred Stock (see Note 8). The purchase price of the property was determined by independent third-party appraisers commissioned by the financial institution providing the long-term financing for the acquisition, which included the cost of specific security improvements requested by the lessee. The property is under lease to an unrelated party through July 31, 2017 at a base rent of $3,250 per month.

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

Tower Hotel Fund 2013, LLC

On December 31, 2015, RedHawk Land & Hospitality, LLC acquired from Beechwood Properties, LLC 280,000 Class A Units (approximately a 2.0% membership interest) of fully paid, non-assessable units of limited liability company interest in Tower Hotel Fund 2013, LLC, a real estate development limited liability company formed in the state of Hawaii for acquisition, restoration and development of the Naniloa Hilo Resort in Hilo, Hawaii. The $625,000 purchase price was paid by the issuance of 625 shares of the Company’s Series A Preferred Stock. The purchase price was determined by an independent third-party valuation. Beechwood Properties, LLC is a real estate limited liability company owned and controlled by G. Darcy Klug, a stockholder and Chief Financial Officer and Chairman of the board of directors of the Company.

Intangible Assets

On March 31, 2014, the Company entered into an asset purchase agreement (which we refer to as the “Agreement”) with American Medical Distributors, LLC (which we refer to as “AMD”) pursuant to which the Company acquired a five-year license commencing on November 27, 2013 for the exclusive territorial distribution rights to the Thermofinder non-contact thermometer from AMD in exchange for the issuance of 152,172,287 shares of the Company’s common stock with a fair value of $320,431 based on the fair value of such shares on the date of issuance. As a part of this asset acquisition and share issuance, the Company also received a payment of $60,000. The intangible asset is being amortized over the remaining life of the license agreement. Amortization expense is expected to be approximately $69,000 per year for years 2017 and 2018 and approximately $33,000 in year 2019.

On December 31, 2015, we acquired certain tangible and intangible high-quality medical device assets, including the Disintegrator™ Insulin Needle Destruction Unit (which we refer to as “NDD”) and the Carotid Artery Non-Contact Thermometer. The purchase price was paid by the issuance of 60,000,000 restricted shares of our common stock, which are subject to vesting based upon the completion by the seller of certain performance milestones including, but not limited to, successful completion of NDD upgrades, submission for worldwide patents for the NDD, completion of the first NDD production model, approval by the Company of the initial NDD production run, attaining certain NDD unit sales and profitability milestones, and receipt of final worldwide patents for the NDD. At June 30, 2016, none of the restricted shares had vested.

On March 23, 2016, RedHawk Pharma UK Ltd acquired a 25% equity interest in EcoGen Europe Ltd (which we refer to as “EcoGen”) from Scarlett Pharma Ltd (which we refer to as “Scarlett”). The Company has agreed to issue to Scartlett up to 100 million restricted shares of common stock of the Company. Under the terms of the purchase agreement, 10 million shares were issued to Scarlett at closing with an additional 90 million shares (which we refer to as the “Earnout Shares”) to be issued and vested pro rata as EcoGen reports audited EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). The issuance and vesting of the Earnout Shares will occur annually based upon audited results of EcoGen and will conclude with the earlier of EcoGen attaining cumulative EBITDA of $100 million or seven years from the closing date.

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

We finance a portion of our insurance premiums. At June 30, 2016, the outstanding balance due on our premium finance agreement was $14,178.

In December 2011, the Company received a loan in the amount of $156,697 from an unrelated third party. The loan was non-interest bearing, unsecured and due on demand. On December 11, 2015, the time frame to collect the loan by the third party had expired. Therefore, the loan was written off and recorded within other income/expense as expiration of indebtedness.

6.	DUE TO RELATED PARTY

Effective November 12, 2015, the Company entered into a $100,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations.

The Line of Credit accrues interest at 5% per annum and matures on October 31, 2016. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share.

At December 31, 2015, the principal balance plus accrued interest totaled $100,000. At that date, the stockholder elected to convert the outstanding principal and interest balance into 100 shares of our Series A Preferred Stock. At June 30, 2016, there is no outstanding balance on the Line of Credit.

7.	LONG-TERM DEBT, DEBENTURES AND LINE OF CREDIT

On November 12, 2015, we acquired certain commercial real estate from a related party that is an entity controlled by a stockholder and officer of the Company for $480,000 consisting of $75,000 of land costs and $405,000 of buildings and improvements (see Note 3). The purchase price was paid by through the assumption by the Company of $265,000 of long-term bank indebtedness (which we refer to as “Note”) plus the issuance of 215 shares of the Company’s newly designated Series A Preferred Stock. The purchase price also included the cost of specific security improvements requested by the lessee.

The Note is dated November 13, 2015 and has a principal amount of $265,000. Monthly payments under the Note are $1,962 including interest accruing at a rate of 5.95% per annum. The Note matures in June 2021 and is secured by the commercial real estate, guarantees by the Company and its real estate subsidiary and the personal guarantee of a stockholder who is also an officer of the Company.

We have authorized the issuance of up to $1 million in principal amount of convertible promissory notes (which we refer to as the “Convertible Notes”). The Convertible Notes are secured by certain Company real estate holdings and real estate holdings of a stockholder. The Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. Beginning 180 days after issuance of the Convertible Notes, the Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Convertible Notes. The Company may only issue the notice of its intent to redeem the Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. The holder of the Convertible Notes has the right to convert all or any portion of the Convertible Notes at the conversion price at any time prior to redemption. At June 30, 2016, there were $340,000 ($242,117 net of deferred financing costs and beneficial conversion option) of Convertible Notes outstanding which are convertible into our common stock at a conversion rate of $0.015 per share or 23,002,083 shares. Subsequent to year end, we completed the funding of an additional $210,000 in Convertible Notes.

Our line of credit with a bank totals $1,000,000 of which the entire amount was outstanding as of June 30, 2016. The line of credit is due upon demand and is secured by marketable securities, a corporate guarantee and the guarantee of a stockholder who is also an officer of the Company. Interest accrues at the rate of one-month LIBOR plus 2.75% and is paid monthly. The interest rate at June 30, 2016 was 3.47%.

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

On February 9, 2016, we entered into a settlement agreement with a former officer and director in partial settlement of certain litigation. At the time of the settlement, the officer owned 18,021,535 shares of our common stock. In exchange for a payment of $42,500 and other consideration provided in the settlement, the Company purchased the shares owned by the former officer and returned those shares into the Company treasury. The Company incurred transaction costs of $33,602 in completing this equity transaction.

On March 23, 2016, we issued 10,000,000 shares of our common stock, having a fair market value of $260,000, in connection with entering into a purchase agreement with Scatlett to acquire a 25% ownership interest in EcoGen (See Note 4).

Preferred Stock

Pursuant to a certificate of designation filed with the Secretary of State of the State of Nevada, effective November 12, 2015, 2,750 shares of our authorized Preferred Stock have been designated as Series A 5% Convertible Preferred Stock, with a $1,000 stated value (which we refer to as “Series A Preferred Stock”). The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, payable quarterly in cash, or at the Company’s option, such dividends shall be accreted to, and increase, the stated value of the issued Series A Preferred Stock (which we refer to as “PIK”). Holders of the Series A Preferred Stock are entitled to votes on all matters submitted to stockholders at a rate of ten votes for each share of common stock into which the Series A Preferred Stock may be converted. After nine months from issuance, each share of Series A Preferred Stock is convertible, at the option of the holder, into the number of shares of common stock equal to the quotient of the stated value, as adjusted for PIK dividends, by $0.015, as adjusted for stock splits and dividends.

On November 12, 2015, we issued 215 shares of our Series A Preferred Stock in connection with the acquisition of certain commercial real estate from a related party, which is an entity controlled by a stockholder and officer of the Company. On December 31, 2015, in exchange for 300 shares of our Series A Preferred Stock, we acquired from a related party, which is an entity controlled by a stockholder and officer of the Company, certain real estate to be used as our corporate offices (see Note 3).

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

Pursuant to a certificate of designation filed with the Secretary of State of the State of Nevada, effective February 16, 2016, 1,250 shares of our authorized Preferred Stock have been designated as Series B 5% Convertible Preferred Stock, with a $1,000 stated value (which we refer to as “Series B Preferred Stock”). The holders of the Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, payable quarterly in cash, or at the Company’s option, such dividends shall be accreted to, and increase, the stated value of the issued Series B Preferred Stock (which we refer to as “PIK”). Holders of the Series B Preferred Stock are entitled to votes on all matters submitted to stockholders at a rate of ten votes for each share of common stock into which the Series B Preferred Stock may be converted. After nine months from issuance, each share of Series B Preferred Stock is convertible, at the option of the holder, into the number of shares of common stock equal to the quotient of the stated value, as adjusted for PIK dividends, by $0.01, as adjusted for stock splits and dividends.

On December 30, 2015, we received, from a stockholder and officer of the Company, $1,862,458 of cash and marketable securities, net of a $980,000 line of credit balance, in exchange for 1,000 shares of our Series B Preferred Stock.

On February 1, 2016, we received from an officer of the Company, $250,000 of cash in exchange for 250 shares of our Series B Preferred Stock.

Warrants

During November 2014, we completed a private equity sale of 14,905,918 shares of common stock generating proceeds of $49,900. As a component of this private equity sale, 7,452,959 warrants to acquire common stock of the Company were also issued with an exercise price of $0.005 per share. During the year ended June 30, 2016, no warrants were exercised and 7,452,959 warrants remain outstanding. The warrants expire upon the close of business on November 7, 2016.

9.	DISCONTINUED OPERATIONS

On June 23, 2014, the Company impaired its remaining oil and natural gas properties and changed its focus to medical device distribution and other businesses. The Company’s oil and gas properties were fully impaired in the year ended January 31, 2015 and the Company assigned its working interest in the oil and gas properties to the operator of those wells in exchange for the cancellation of all amounts due to the operator, including any future liabilities. As a result of the Company’s impairment of its oil and gas properties and change in direction for the Company’s business, all expenses related to the oil and natural gas operations have been classified as discontinued operations.

The results of discontinued operations are summarized as follows:

	Twelve Months Ended		Five Months Ended
	June 30, 2016	January 31, 2015	June 30, 2015

Operating Loss	$-	$147,739	$-

Net Loss from Discontinued Operations	$-	$147,739	$-

10.	INCOME TAXES

As of June 30, 2016 and 2015, the Company had approximately $2,400,000 and $1,100,000, respectively, of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026 and run through 2036. The related deferred income tax asset of these net operating losses is estimated to be $800,000 and $400,000 as of June 30, 2016 and 2015, respectively, based on statutory federal income tax rates in effect. However, there is no net tax asset recorded as a 100% valuation allowance has been established for the tax benefit generated. At June 30, 2016, the Company had no uncertain tax positions.

The Company accounts for interest and penalties relating to uncertain tax provisions in the current period statement of income, as necessary. The Company has never filed a tax return. In order to utilize the available net operating loss carryforwards, the Company will need to prepare and file all tax returns since its inception. The Company’s tax years from inception are subject to examination.

Due to our history of operating losses and the uncertainty surrounding the realization of the deferred tax assets in future years, our management has determined that it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets.

11.	SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical, and Other Services. Our Land & Hospital and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss. The following table reflects our segments as of June 30, 2016 and for the year then ended. For periods prior to the year ended June 30, 2016, we did not have separately identifiable segments.

		MEDICAL
	LAND &	DEVICE &	OTHER
	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$24,700	$-	$4,750	$-	$29,450
Operating income (loss)	$(5,364)	$(521,025)	$(22,881)	$(864,952)	$(1,414,222)
Interest expense	$9,843	$-	$-	$25,346	$35,189
Depreciation and amortization	$18,479	$68,664	$-	$-	$87,143
Identifiable assets	$1,396,780	$917,902	$5,529	$1,318,605	$3,638,816

12.	SUBSEQUENT EVENTS

The Company evaluates subsequent events through the time of our filing on the date we issue our financial statements, which was on October 28, 2016. The following are matters which occurred subsequent to June 30, 2016.

Subsequent to June 30, 2016, the Company issued an additional $210,000 of Convertible Notes to be used for acquisition investment and working capital.

On September 26, 2016, the Company announced it had agreed to acquire up to a 25% interest in Marlin USA Energy Partners, LLC, the minority owner of Tigress Energy Partners, LLC. As of the date of this report, the Company has made a $70,000 cash investment related to this agreement.

On October 25, 2016, the Company announced that it had received pre-market clearance from the U.S. Food and Drug Administration for the sale of its Sharps and Needle Destruction Device in the United States.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2016 which is the end of the period covered by this Form 10-K. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (which we refer to as "COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2016, our management determined that there were control deficiencies that constituted material weaknesses, as described below.

▪	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently, the board of directors acts in the capacity of the audit committee.

▪	We did not maintain appropriate cash controls – As of June 30, 2016, the Company had not maintained sufficient internal control over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. The lack of such controls over cash were mitigated by the fact that the Company had limited transactions in its bank accounts and significant cash transactions are reviewed by the board of directors.

Accordingly, our management concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, our management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the company is engaged in a business of merit and has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

▪	We will nominate an audit committee which will include an independent director who is a financial expert.

▪	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND OFFICERS

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position Held with the Company
Thomas J. Concannon	62	Chief Executive Officer and Director
G. Darcy Klug	64	Chief Financial Officer and Chairman of the board of directors
Felix C. Spizale	70	Director
Phillip Harris IV	72	Director
Robert H. Rhyne Jr.	62	Director
Andre F. Toce Sr.	57	Director
Kav Singh Hundle	35	Director

Thomas J. Concannon. Mr. Concannon has been a director of the Company since February 1, 2016 and serves as our Chief Executive Officer since July 11, 2016. Mr. Concannon has over 30 years of energy industry experience. From 2013 to February 2016, Mr. Concannon provided consulting services to certain private companies in the services sector of the oil and gas industry. Between 2009 and 2013, Mr. Concannon was Senior Vice President and Secretary of Wolfpack Energy Services, LLC, a Texas based provider of rental equipment and tubular services to the oil and natural gas industry. Prior to joining Wolfpack, Mr. Concannon held a similar senior financial position with RedHawk Energy Corp., LLC, an oilfield services company owned by Beechwood Properties, LLC. Beechwood is the beneficial owner of approximately 52% of the Company’s common stock and is owned by G. Darcy Klug, the Company’s Chairman and Chief Financial Officer. From 1996 to 2006, Mr. Concannon served as Vice President and Chief Financial Officer of Geokinetics, Inc., a Nasdaq listed provider of seismic acquisition and data processing services to the oil and natural gas industry. Between 1992 and 1996, Mr. Concannon worked as a private financial consultant for various energy companies. Prior to 1992, Mr. Concannon served as President of NJR Energy, an oil and natural gas exploration and production company and as a director of its parent company, New Jersey Resources, a New York Stock Exchange Company. Mr. Concannon holds a Juris Doctorate from St John’s University School of Law and earned a Bachelor of Science degree in accounting from Manhattan College and was a member of the audit staff of PricewaterhouseCoopers. Mr. Concannon is qualified to serve as a director because of his extensive corporate, legal, and financial management experience.

G. Darcy Klug. Mr. Klug has been our Chief Financial Officer since February 27, 2015 and was named Chairman of our board of directors on April 20, 2016. Mr. Klug is the founder and sole owner of Beechwood Properties, LLC. This company focuses on acquiring, renovating and leasing select commercial and residential real estate. Mr. Klug is also the owner of several other investment companies, including Beechwood Capital Corporation and RedHawk Capital, LLC. From May 2008 until he joined RedHawk, Mr. Klug was engaged in various private investments including real estate and oilfield service companies. Between May 2001 and May 2008, Mr. Klug was Executive Vice President (formerly Chief Financial Officer) of OMNI Energy Services Corp., a Nasdaq listed company. From 1987 through May 2001, he was engaged in several private investments in the oilfield service, medical litigation support and manufacturing industries. Between 1983 and 1987, Mr. Klug held various positions with a private oil and gas fabrication company, including the position of Chief Operating Officer and Chief Financial Officer. Prior to 1983, he held various positions with Galveston-Houston Company, a New York Stock Exchange listed manufacturer of oil and gas equipment and held the position of Chief Financial Officer of First Matagorda Corporation, a Nasdaq listed oil and gas exploration company and affiliate of Galveston-Houston Company. Between 1973 and 1979, he was a member of the audit staff of Coopers & Lybrand (now PricewaterhouseCoopers). Mr. Klug is a 1973 accounting graduate of Louisiana State University and, in 1974, was admitted as a member of the Louisiana State Board of Certified Public Accountants, the Texas State Board of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Klug is qualified to serve as a director because of his extensive financial experience with both public and private companies.

Felix C. Spizale. Mr. Spizale has been a director of the Company since February 1, 2015. Mr. Spizale brings over 45 years of experience in the energy industry. During the past 14 years, Mr. Spizale has been serving as a consultant to energy companies specializing in oil and natural gas exploration and petroleum pipeline operations. Prior to his consulting work, Mr. Spizale held various engineering, general manager and executive level positions over his 32-year career at Texaco. Mr. Spizale was appointed General Manager/President of Texaco Pipeline, International, LLC in 1998, which was responsible for identifying and optimizing Texaco’s worldwide pipeline opportunities. Mr. Spizale retired from Texaco at the end of December, 2001. Mr. Spizale holds a Bachelor of Science degree in petroleum engineering from the University of Louisiana – Lafayette and is a graduate of the Columbia University Program for Executive Management Development. Mr. Spizale is a member of the American Petroleum Institute and the Society of Petroleum Engineers. Mr. Spizale is qualified to serve as a director because of his extensive management experience in various aspects of the energy industry.

Phillip Harris  IV. Mr. Harris has been a director of the Company since April 20, 2016. Mr. Harris held a number of positions with United Parcel Service during a 25-year career. Mr. Harris joined United Parcel Service in 1975 and at the time of his retirement in 2000, he held the position of Vice President of Corporate Compliance. Since his retirement from United Parcel Service, Mr. Harris has been involved in private investments in various industries. Mr. Harris is a veteran and during his service he was assigned to the Navy’s “Fast Attack” submarine naval forces. Mr. Harris attended Wake Forest University and received a degree in accounting from the University of North Carolina – Greensboro in 1976. Mr. Harris is qualified to serve as a director because of his extensive managerial experience in commercial transportation, corporate governance and corporate compliance.

Robert H. Rhyne Jr. Mr. Rhyne has been a director of the Company since April 20, 2016. Mr. Rhyne brings over 25 years of business experience spent in a number of business sectors with particular emphasis in the oilfield service industry. Mr. Rhyne also brings international business experience garnered through activities conducted in Hong Kong and Indonesia. Mr. Rhyne has spent his career making private investments. In 1987, Mr. Rhyne cofounded Preheat, Inc. which provided services to the energy industry. Mr. Rhyne served as Preheat’s President and Chief Executive Officer until the company was acquired in February of 2006 by Omni Energy Services Corp. Mr. Rhyne was appointed their Vice President of Sales upon the acquisition of Preheat by Omni Energy Services Corp. and served in that capacity until 2008. During 2008, Mr. Rhyne returned to private investing including investments in oilfield service equipment and rentals and commissary operations for various state and parish correctional facilities in Louisiana. Mr. Rhyne received a degree in business from Nichols State University in 1977. Mr. Rhyne is qualified to serve as a director because of his extensive entrepreneurial background and managerial experience in the oilfield services, corrections and real estate industries.

Andre F. Toce Sr. Mr. Toce has been a director of the Company since April 20, 2016. Mr. Toce has been a trial attorney since 1987 and currently serves as the owner and Senior Trial Attorney at The Toce Law Firm. In his capacity at his firm, Mr. Toce represents oilfield service companies, independent oil and gas producers, mineral rights owners, royalty owners and landowners. Mr. Toce is the Founder and President of the Andre Toce Sr. Family Foundation which distributes money to many of those in the world less fortunate including homes for battered single mothers and their children, alcohol and addiction recovery centers, schools and orphanages in Uganda. Mr. Toce holds an undergraduate degree in Microbiology from Louisiana State University and earned a Juris Doctorate degree in 1985 also from Louisiana State University. Mr. Toce is qualified to serve as a director because of his extensive experience in legal matters, including various aspects of the medical, pharmaceutical and oil and gas industries.

Kav Singh Hundle. Mr. Hundle has been a director of the Company since May 26, 2016. Since 2006, Mr. Hundle has served as a director of Warwick Healthcare Ltd., a pharmaceutical services company. In his current role with Warwick, Mr. Hundle is responsible for all aspects of its business but has paid particular attention to pharmaceutical exportation, manufacturing and acquisitions. Warwick has seen significant growth since its inception and has successfully completed nine acquisitions and currently operates twelve Pharmacies. Mr. Hundle also serves as a Director of EcoGen Europe Ltd., a pharmaceutical company which markets and sells branded generic drugs in the United Kingdom and other targeted European markets. Mr. Hundle was the driving force in establishing and implementing EcoGen’s operating strategy. Mr. Hundle has served in his capacity as a director of EcoGen Europe Ltd. since 2015. As of March of this year, RedHawk Holdings Corp., through a United Kingdom subsidiary, acquired a minority interest in EcoGen Europe Ltd. Mr. Hundle received his Master’s Degree in Pharmacy from the Leicester School of Pharmacy in 2003. Mr. Hundle is a member of the Royal Pharmaceutical Society of Great Britain and is registered with the General Pharmaceutical Council. Mr. Hundle is qualified to serve as a director because of his vast experience in the pharmaceutical and medical device industries.

Audit Committee and Audit Committee Financial Expert

Our board of directors does not have an audit committee but we believe all of our directors qualify as financial experts. In addition, we have determined that Messrs. Spizale, Harris, Rhyne, and Toce are "independent directors" as the term is defined in the Nasdaq Listing Rule 5605(a)(2).

We believe that all of the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Committees and Procedures

We have no standing nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees at this stage of the Company’s development because they believe the functions of such committees can be adequately performed by the members of our board of directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, officers including our chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

▪	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
▪	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;
▪	compliance with applicable governmental laws, rules and regulations;
▪	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
▪	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of the Company's executive officers commit to timely, accurate and consistent disclosure of information, that they maintain confidential information, and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly executive officers, have a responsibility for maintaining financial integrity within the Company, consistent with generally accepted accounting principles, and federal and state securities laws. Any executive officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to the Company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against the Company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the SEC as Exhibit 14.1 to our annual report on Form 10-K filed on May 15, 2012. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge upon written request to RedHawk Holdings Corp., Post Office Box 53929, Lafayette, Louisiana 70505.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended June 30, 2016, Forms 5 and any amendments thereto furnished to us with respect to the fiscal year ended June 30, 2016, and the representations made by the reporting persons to us, we believe that during the fiscal year ended June 30, 2016, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officers;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2016, June 30, 2015 and January 31, 2015.

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
						Non-	and
						Equity	Nonqualified
						Incentive	Deferred
Name and Principal				Stock	Option	Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Gregory Rotelli (1)	2016	-	Nil	Nil	Nil	Nil	Nil	Nil	-
President, CFO,	2015 I	-	Nil	Nil	Nil	Nil	Nil	Nil	-
Treasurer, Secretary and Director	2015	20,000	Nil	Nil	Nil	Nil	Nil	Nil	20,000

Howard J. Taylor (2)	2016	-	Nil	Nil	Nil	Nil	Nil	Nil	-
Chief Executive	2015 I	-	Nil	Nil	Nil	Nil	Nil	Nil	-
Officer and Director	2015	20,000	Nil	Nil	Nil	Nil	Nil	Nil	20,000

G. Darcy Klug	2016	45,000	Nil	Nil	Nil	Nil	Nil	Nil	45,000
Chairman,CFO and	2015 I	-	Nil	Nil	Nil	Nil	Nil	Nil	-
Director	2015	-	Nil	Nil	Nil	Nil	Nil	Nil	-

Daniel J. Schreiber (3)	2016	45,000	Nil	Nil	Nil	Nil	Nil	Nil	45,000
Chairman,CEO and	2015 I	-	Nil	Nil	Nil	Nil	Nil	Nil	-
Director	2015	-	Nil	Nil	Nil	Nil	Nil	Nil	-

Thomas J. Concannon	2016	40,000	Nil	Nil	Nil	Nil	Nil	Nil	40,000
CEO and Director	2015 I	-	Nil	Nil	Nil	Nil	Nil	Nil	-
	2015	-	Nil	Nil	Nil	Nil	Nil	Nil	-

During 2015, the Company changed its year end for financial statement purposes from January 31 to a June 30 year end. In the above table, the 2015 I period reflects the Company’s new year end.

(1)	Mr. Gregory Rotelli was elected a director of the Company on November 30, 2011. He was appointed as chief executive officer, president, chief financial officer, treasurer, and secretary of the Company on February 22, 2012. He resigned as chief executive officer on March 31, 2014 and resigned from all of his other positions with the Company on February 4, 2015.

(2)	Mr. Taylor served as our chief executive officer from March 31, 2014 to February 27, 2015.

(3)	Mr. Schreiber resigned as the Chairman of the board of directors and as a director on April 20, 2016. He resigned his position as Chief Executive Officer on July 5, 2016.

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

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any current executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of the Company.

Stock Options/SAR Grants

During our fiscal year ended June 30, 2016, there was no options granted to our executive officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2016.

Option Exercises

During our fiscal year ended June 30, 2016, there were no options exercised by our executive officers.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of the Company during the last two fiscal years is or has been indebted to the Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of the board of directors. The board of directors as a whole determines executive officer compensation. Our Chief Executive Officer and Chief Financial Officer are members of the board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned (as determined under Rule 13d-3 pursuant to the Exchange Act) as of June 30, 2016 by: (i) our directors; (ii) our named executive officers; (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock; and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

		Amount and
		Nature of
	Title of	Beneficial	Percentage of
Name and Address of Beneficial Owner	Class	Ownership	Class (1)

G. Darcy Klug (3)
Post Office Box 53929	Common	314,844,184	51.9%
Lafayette, Louisiana

Thomas J. Concannon (4)
34 Willow Drive	Common	25,523,438	4.2%
Chester, NJ 07930

Andre F. Toce Sr. (5)	Common	13,527,778	2.2%
969 Coolidge Street Suite 201 Lafayette, Louisiana 70503

Robert H. Rhyne Jr. (5)	Common	10,145,833	1.7%
110 Augusta Drive Broussard, La. 70518

Kav S. Hundle (5)
1 Lewis Court	Common	3,333,333	0.5%
Grove Park
Leicester, LE191SD

Felix C. Spizale (5)	Common	681,250	0.1%
103 Fursman Street Lafayette, Louisiana 70503

Phillip Harris IV (5)	Common	338,194	0.1%
Post Office Box 9069 Miramar Beach, Fl 32550

Daniel J. Schreiber (2)
4660 La Jolla Village Drive	Common	57,064,608	9.4%
San Diego, CA 92122

Directors and Officers as a group	Common	311,329,402	60.7%

(1)	As of June 30, 2016, there were 357,072,547 shares of our company’s common stock issued and outstanding.

(2)	Includes 57,064,608 shares held by the Schreiber Living Trust-DTD 2/08/95 In Care of Avior Capital LLC. Mr. Schreiber has voting and dispositive control over securities held by Schreiber Living Trust and Avior Capital LLC. During 2016, Mr. Schreiber resigned his positions as the Company’s Chairman and Chief Executive Officer.

(3)	Includes 314,184,184 shares held by Beechwood Properties, LLC. G. Darcy Klug has voting and dispositive control over securities held by Beechwood Properties, LLC. Mr. Klug is our Chairman, Chief Financial Officer and Secretary.

(4)	Mr. Concannon serves as the Chief Executive Officer and director of the Company.

(5)	Messrs. Toce, Rhyne, Hundle, Spizale and Harris are directors of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the years ended June 30, 2016 and 2015, with the Company, in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Effective November 12, 2015, the Company entered into a $100,000 Commercial Note Line of Credit (which we refer to as “Line of Credit”) with Beechwood Properties, LLC, a company owned and controlled by Mr. Klug, to evidence prior indebtedness and provide for future borrowings. The advances were used to fund our operations.

The Line of Credit accrued interest at 5% per annum and matured on October 31, 2016. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, Mr. Klug had the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. At December 31, 2015, the principal balance plus accrued interest totaled $100,000. At that date, Mr. Klug elected to convert the outstanding principal and interest balance into 100 shares of our Series A Preferred Stock.

At June 30, 2016, there was no outstanding balance on the Line of Credit.

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

On December 31, 2015, we issued 625 shares of Series A Preferred Stock to Beechwood Properties, LLC to acquire certain limited liability company membership interest in a real estate development located in Hawaii (See Note 4).

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

On March 23, 2016, we issued 10,000,000 shares of our common stock, having a fair market value of $260,000, in connection with entering into a purchase agreement with Scarlett to acquire a 25% ownership interest in EcoGen. Mr. Hundle owns 33 1/3% of Scarlett.

Director Independence

We currently act with seven directors consisting of G. Darcy Klug, Thomas J. Concannon, Felix Spizale, Phillip Harris IV, Andre Toce Sr., Robert Rhyne Jr. and Kav Singh Hundle. We have determined that all but three  of our directors, Messrs. Klug, Concannon and Hundle, are “independent directors” as defined in NASDAQ Listing Rule 5605(a)(2). We do not have a standing audit, compensation or nominating committee, but our directors act in such capacities. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee at this time because we believe that the functions of an audit committee can be adequately performed by the current directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	For the Year Ended June 30,

	2016	2015

Audit Fees	$57,351	$51,622
Audit Related Fees	12,600	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$69,951	$51,622

Audit fees represent the aggregate fees for professional services rendered for audits of the consolidated financial statements of the Company and reviews of interim consolidated financial statements. Audit related fees represent professional fees associated with the audit of financial statements of an acquired business that were included in a Form 8-K filed by us.

Audit services for the year ended January 31, 2015 and the audit related fees for the year ended June 30, 2016 were provided by Pannell Kerr Forster of Texas, P.C. and audit services for the year ended June 30, 2016 and the five month transition period ended June 30, 2015 were provided by Postlethwaite & Netterville, a APAC.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

Representatives of Postlethwaite & Netterville are expected to be present at the 2016 annual meeting, will have an opportunity to make a statement if they so desire, and are expected to be available to respond to appropriate questions.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 8 (Financial Statements and Supplementary Data) of Part II of this From 10-K.

(a)(3) Financial Statements Schedules

Financial statement schedules have been omitted because they are not applicable, not material, not required or the required information is included in this Form 10-K.

(a)(3) Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.01	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.02	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.03	Certificate of Amendment to Articles of Incorporation filed on July 23, 2008 (incorporated by reference to Exhibit 3.02 to our Current Report on Form 8-K filed on August 14, 2008)

3.04	Certificate of Change filed on July 23, 2008 (incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on August 14, 2008)

3.05	Certificate of Change filed on June 14, 2012 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 15, 2012)

10.1	Form of Financing Agreement dated May 24, 2012 (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on May 24, 2012)

10.2	Purchaser Agreement and Bill of Sale executed on May 29, 2012 between our company and MontCrest Energy, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 1, 2012)

10.3	Joint Development Agreement dated June 8, 2012 among our company, MontCrest Energy Properties, Inc., MontCrest Energy, Inc., and Black Strata, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 12, 2012)

10.4	Purchaser Agreement and Bill of Sale dated June 18, 2012 between our company and MontCrest Energy, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 19, 2012)

10.5	Agreement for Compromise, Settlement and Property Exchange for Release dated February 25, 2013 among our company, MontCrest Energy, Inc. and Black Strata, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 7, 2013)

10.6	Form of Convertible Debenture dated for reference April 5, 2013 issued to Europa Capital AG (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2013)

10.7	Securities Purchase Agreement dated July 15, 2013 between our company and Asher Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 29, 2013)

10.8	Convertible Promissory Note dated July 15, 2013 issued to Asher Enterprises, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 29, 2013)

10.9	Consulting Agreement dated September 1, 2013 between our company and Gregory Rotelli (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed on September 16, 2013)

10.10	Securities Purchase Agreement dated September 17, 2013 between our company and Asher Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 29, 2013)

10.11	Convertible Promissory Note dated September 17, 2013 issued to Asher Enterprises, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2013)

10.12	Asset Purchase Agreement dated March 31, 2014 between our company and with American Medical Distributors, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 2, 2014)

10.13	Assignment Agreement dated March 18, 2014 among our company, American Medical Distributors, Inc. and HuBDIC Co. Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 2, 2014)

10.14	Exclusive License and Distributorship Agreement dated November 27, 2013 between HuBDIC Co. Ltd. and American Medical Distributors, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 2, 2014)

10.15	Form of Securities Purchase Agreement dated November 7, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2014)

10.16	Form of Warrant (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2014)

21.1*	Subsidiaries of RedHawk Holdings, Corp.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

REDHAWK HOLDINGS CORP.

Date: October 28, 2016	By:	/s/ Thomas J. Concannon
Thomas J. Concannon
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 28, 2016	By:	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 28, 2016	By:	/s/ Thomas J. Concannon
Thomas J. Concannon
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 28, 2016	By:	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: October 28, 2016	By:	/s/ Phillip Harris IV
Phillip Harris IV
Director

Date: October 28, 2016	By:	/s/ Kav S. Hundle
Kav S. Hundle
Director

Date: October 28, 2016	By:	/s/ Robert H. Rhyne Jr.
Robert H. Rhyne Jr.
Director

Date: October 28, 2016	By:	/s/ Felix C. Spizale
Felix C. Spizale
Director

Date: October 28, 2016	By:	/s/ Andre F. Toce Sr.
Andre F. Toce Sr.
Director

