Form 10-Q
period 2016-09-30
RedHawk Holdings Corp.
filed 2016-12-05
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

On November 1, 2016, 357,072,547 shares of common stock, par value 0.001 per share, were outstanding.

REDHAWK HOLDINGS CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED Consolidated Financial Statements.

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

(unaudited)

	September 30,	June 30,
	2016	2016

ASSETS

Current Assets:
Cash	$340,680	$727,631
Marketable securities, at market value	25,016	339,032
Receivables	746,838	472,584
Inventory, at cost	222,128	113,795
Prepaid expenses	88,724	21,295
Total Current Assets	1,423,386	1,674,337

Property and Improvements:
Land	110,000	110,000
Building and improvements	670,000	670,000
	780,000	780,000
Less, accumulated depreciation	(26,312)	(18,479)
Total Property and Improvements	753,688	761,521

Other Assets
Investment in real estate limited partnership	625,000	625,000
Equity investment in and advances to limited liability companies	454,281	407,271
Intangible asset, net of amortization of $171,910 and $149,744, respectively	153,521	170,687
	1,232,802	1,202,958

Total Assets	$3,409,876	$3,638,816

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$916,861	$825,934
Deferred revenue	258,878	-
Current maturities of long-term debt	8,576	8,451
Line of credit	299,174	1,000,495
Insurance notes payable	36,495	14,178

Total Current Liabilities	1,519,984	1,849,058

Long-Term Debt:
Real estate note payable, net of current maturities	249,061	251,252
Due to related party	15,100	-
Convertible notes payable, net of $40,675 and $34,791, respectively, in deferred loan costs and unamortized beneficial conversion of $97,192 and $63,092, respectively.	412,133	242,117
	676,294	493,369
Total Liabilities	2,196,278	2,342,427

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, stated value of $1,000 per share, 5,000 authorized shares and 2,490 shares issued and outstanding:

5% Series A, 2,750 shares designated, 1,240 issued and outstanding	1,240,000	1,240,000
5% Series B, 1,250 shares designated, 1,250 issued and outstanding	1,250,000	1,250,000

Common Stock, par value of $0.001 per share, 450,000,000 authorized shares and 375,094,082 issued and outstanding	375,094	375,094
Additional paid-in capital	1,234,283	1,192,283
Accumulated other comprehensive loss	-	(38,860)
Accumulated deficit	(2,869,426)	(2,646,026)
	1,229,951	1,372,491
Less, Treasury stock 18,021,535 shares, at cost	(76,102)	(76,102)
Total RedHawk Holdings Corp. Stockholders' Equity	1,153,849	1,296,389
Noncontrolling interest in foreign limited liability company	59,749	-
Total Stockholders’ Equity	1,213,598	1,296,389

Total Liabilities and Stockholders' Equity	$3,409,876	$3,638,816

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2016	2015

Revenues	$499,280	$4,750
Less, discounts	(258,878)	-
	240,402	4,750
Operating Expenses:
Costs of goods sold	65,648	-
Sales and marketing expenses	69,455	-
Professional fees	117,885	61,150
Management fees	(1,797)	21,500
Operating expenses	32,314	-
Depreciation and amortization	25,149	17,166
General and administrative	71,521	13,338

Total Operating Expenses	380,175	113,154

Net Loss from Operations	(139,773)	(108,404)

Other Income (Expense):
Amortization of discount on convertible debentures	(7,900)	-
Amortization of deferred financing chanrges	(4,942)	-
Loss on foreign currency exchange	(8,989)	-
Loss on the sale of marketable securities	(10,318)	-
Dividend income	9,966	-
Interest expense	(25,219)	-
	(47,402)	-

Consolidated Net Loss	(187,175)	(108,404)
Less, Net income attributable to Non-controlling interest	45,246	-
Net loss attributable to RedHawk Holdings Corp	(232,421)	(108,404)

Preferred Stock Dividends	(36,125)	-

Net Loss and Available for Common Stockholders	$(268,546)	$(108,404)

Net Loss Per Share
Basic	$-	$-
Diluted	$-	$-

Weighted Average Shares Outstanding
Basic	357,072,547	360,094,082
Diluted	357,072,547	360,094,082

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(187,175)	$(108,404)
Adjustments to reconcile net loss to net cash used in continuing operations:
Amortization of intangibles	17,316	17,166
Amortization of discount on convertible debentures	7,900	-
Depreciation	7,833	-
Contributed management services	-	10,000
Loss on sale of marketable securities	10,318	-
Changes in operating assets and liabilities:
Accounts receivable	(274,254)	(4,250)
Inventory	(108,333)	-
Prepaid expense and deposits	(67,429)	(35,876)
Accounts payable, accrued liabilities and deferred revenue	349,805	67,069
Due to related party	-	28,753
Net Cash Used in Operating Activities	(244,019)	(25,542)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from the sale of marketable securities	342,456	-
Investment in foreign limited liability company	(12,159)	-
Noncontrolling interest in foreign limited liability company	59,749	-
Investment in domestic limited liability company	(35,000)	-
Net Cash Provided by Investing Activities	355,046	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party line of credit	15,100	-
Proceeds from issuance of convertible notes	210,000	-
Preferred stock dividends declared	(36,125)	-
Deferred loan costs, net	(5,883)	-
Principal payments on bank line of credit	(701,321)	-
Net proceeds from insurance notes payable	22,317	25,754
Principal payments on long-term debt	(2,066)	-
Net Cash Provided by (Used in) Financing Activities	(497,978)	25,754
Increase (Decrease) in cash	(386,951)	212
Cash, Beginning of Period	727,631	900
Cash, End of Period	$340,680	$1,112

Supplemental Disclosures:
Interest paid	$25,219	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Notes to the Unaudited Consolidated Financial Statements

September 30, 2016

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

For the year ended June 30, 2016, the Company had $29,450 in revenue, a net loss of $1,267,960, and cash of $1,172,960 used in operating activities. For the quarter ended September 30, 2016, the Company had a consolidated net loss of $187,175 and used $244,019 of cash in operating activities. As of September 30, 2016, the Company had cash of $340,680, a working capital deficit of $96,598 and an accumulated deficit of $2,869,426. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company as of September 30, 2016 and for the three month periods ended September 30, 2016 and 2015 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The year-end condensed balance sheet dated as of June 30, 2016 is audited and is presented here as a basis for comparison. Although the financial statements and related information included herein have been prepared without audit, and certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Company believes that the note disclosures are adequate to make the information presented not misleading.  These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of June 30, 2016.  In the opinion of our management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which we have a controlling voting interest – 50% or more. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity model (“VIE”) to the entity, otherwise the entity is evaluated under the voting interest model.

Where we hold current or potential rights that give us the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the design of an entity, we reconsider whether it is subject to the VIE model. We continuously evaluate whether we have a controlling financial interest in a VIE. In the quarter ended September 30, 2016, the Company reassessed the activities of EcoGen Europe Ltd. (EcoGen”), and concluded that EcoGen is a VIE and the Company has the power to direct the activities of EcoGen and we have concluded that we are the primary beneficiary of EcoGen. Therefore, we have consolidated herein the accounts of EcoGen.

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

Use of Estimates

The financial statements and related notes are prepared in conformity with GAAP which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation and impairment of investments and long-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

We derive revenue from several types of activities – medical device sales, commercial real estate leasing and financial services. Our medical device sales include the marketing and distribution of certain professional and consumer grade digital non-contact thermometers, needle destruction unit and advanced bleeding control, non-compression hemostasis. Our real estate leasing revenues are from certain commercial properties under long-term lease. The financial service revenue is from brokerage services earned in connection with debt placement services. The Company offers customer discounts in certain cases. Such discounts are estimated at time of product sale and deducted from gross revenues and recorded as deferred revenue.

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Marketable Securities

We determine the appropriate classification of our marketable securities at the time of purchase and reassess the appropriateness of the classification at each reporting date. At June 30, 2016, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income or loss. Realized gains and losses on the sale of marketable securities are determined on a specific identification basis. Interest and dividend income is recorded when it is earned and deemed realizable by the Company. At June 30, 2016, the fair value of the marketable securities on hand, which consisted entirely of widely recognized publicly-traded securities, was $339,032. Gross unrealized loss on the fair market value of the marketable securities was $38,860 as of June 30, 2016.  As of June 30, 2016, we had trade date receivables of $302,288 recorded which was related to a sale of securities that had a trade date prior to June 30, 2016 and a settlement date after that date. At September 30, 2016, the Company holds only $25,016 in marketable equity securities which was subsequently sold in October 2016.

Accounts Receivable

Accounts receivables are amounts due from customers of our pharmaceutical, medical device and our financial services divisions. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of September 30, 2016 and June 30, 2016.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2016 and 2015, the Company had 7,452,959 potentially dilutive shares from our warrants issued in connection with the November 2014 private equity sale. At September 30, 2016, there were 36,666,666 shares issuable upon conversion of the notes. Also at June 30, 2016, there were potentially 82,666,666 shares issuable upon the conversion of the Series A Preferred Stock. In addition, there were potentially 125,000,000 shares issuable upon the conversion of the Series B Preferred stock. The shares to be issued upon conversion of the warrants and the shares issuable from the conversion of the notes and the Series A and Series B Preferred stock have been excluded from earnings per share calculations because these shares are anti-dilutive. Subsequent to September 30, 2016, 3,726,480 warrants were exercised.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. During the year ended June 30, 2016, the Company had $38,860 of other comprehensive loss resulting from the unrecognized loss on marketable securities. During the three month periods ended September 30, 2016 and 2015, the Company had no items that represented other comprehensive income or loss.

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

The Company had marketable securities with a fair market value of $339,032 and $25,016 at June 30, 2016 and September 30, 2016, respectively, which are all publicly traded securities with quoted prices in active markets. The fair value is based on Level 1 assumptions.

The Company’s financial instruments consist principally of cash, marketable securities, accounts payable and accrued liabilities, debt, and amounts due to related parties. Pursuant to ASC 820 and ASC 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

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

Debt Issuance Costs

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance does not specifically address, and therefore does not affect, the balance sheet presentation of debt issuance costs for revolving debt arrangements. This new guidance is effective for the Company in the first quarter of fiscal 2017, and will be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. To date, our debt issuance cost of $40,675 as of September 30, 2016 and $34,791 as of June 30, 2016 has not been significant. As the Company continues to raise capital to execute its growth strategy, the use of debt in the future may have additional issuance costs to be accounted for under this guidance.

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

3.	OTHER ASSETS

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

In the quarter ended September 30, 2016, the Company reassessed the activities of EcoGen, and concluded that EcoGen is a VIE and the Company has the power to direct the activities of EcoGen and we have concluded that we are the primary beneficiary of EcoGen. Therefore, beginning with quarter ended September 30, 2016, we have consolidated the accounts of EcoGen in our financial statements.

On September 26, 2016, the Company announced it had agreed to acquire up to a 25% interest in Marlin USA Energy Partners, LLC, the minority owner of Tigress Energy Partners, LLC. As of the date of this report, the Company has made a $70,000 cash investment related to this agreement.

4.	LOAN AND INSURANCE NOTE PAYABLE

We finance a portion of our insurance premiums. At September 30, 2016, the outstanding balance due on our premium finance agreements was $36,495.

5.	DUE TO RELATED PARTY

Effective September 30, 2016, the Company entered into a $100,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations.

The Line of Credit accrues interest at 5% per annum and matures on December 31, 2017. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share.

At September 30, 2016, the principal balance plus accrued interest totaled $15,100.

6.	LONG-TERM DEBT, DEBENTURES AND LINE OF CREDIT

We have authorized the issuance of up to $1 million in principal amount of convertible promissory notes (which we refer to as the “Convertible Notes”). The Convertible Notes are secured by certain Company real estate holdings and real estate holdings of a stockholder. The Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. Beginning 180 days after issuance of the Convertible Notes, the Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Convertible Notes. The Company may only issue the notice of its intent to redeem the Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. The holder of the Convertible Notes has the right to convert all or any portion of the Convertible Notes at the conversion price at any time prior to redemption. At September 30, 2016, there were $550,000 ($412,133 net of deferred financing costs and beneficial conversion option) of Convertible Notes outstanding which are convertible into our common stock at a conversion rate of $0.015 per share or 36,666,666 shares.

Our line of credit with a bank totals $1,000,000 of which $299,174 and $1,000,495 was outstanding as of September 30, 2016 and June 30, 2016, respectively. The line of credit is due upon demand and is secured by marketable securities, a corporate guarantee and the guarantee of a stockholder who is also an officer of the Company. Interest accrues at the rate of one-month LIBOR plus 2.75% and is paid monthly. The interest rate at September 30, 2016 was 4.78%. Subsequent to September 30, 2016 the outstanding balance on the line of credit was paid in full.

7.	STOCKHOLDERS’ EQUITY

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

Warrants

During November 2014, we completed a private equity sale of 14,905,918 shares of common stock generating proceeds of $49,900. As a component of this private equity sale, 7,452,959 warrants to acquire common stock of the Company were also issued with an exercise price of $0.005 per share. During the three month period ended September 30, 2016, no warrants were exercised and 7,452,959 warrants remain outstanding. Subsequent to September 30, 2016, 3,726,480 of the warrants were exercised.

8.	INCOME TAXES

As of June 30, 2016, the Company had approximately $2,400,000 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026 and run through 2036. The related deferred income tax asset of these net operating losses is estimated to be $800,000 as of June 30, 2016 based on statutory federal income tax rates in effect. Such amounts have increased slightly as of September 30, 2016. However, there is no net tax asset recorded as of September 30 or June 30, 2016 as a 100% valuation allowance has been established for the tax benefit generated. At September 30, 2016 and June 30, 2016, the Company had no uncertain tax positions.

The Company accounts for interest and penalties relating to uncertain tax provisions in the current period statement of operations, as necessary. The Company has never filed a tax return. In order to utilize the available net operating loss carryforwards, the Company will need to prepare and file all tax returns since its inception. The Company’s tax years from inception are subject to examination.

Due to our history of operating losses and the uncertainty surrounding the realization of the deferred tax assets in future years, our management has determined that it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets.

9.	SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical, and Other Services. Our Land & Hospital and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss. The following table reflects our segments as of September 30, 2016 and for the quarter then ended. For the quarter ended September 30, 2015, we did not have separately identifiable segments.

		MEDICAL
	LAND &	DEVICE &	OTHER
	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, net	$9,750	$230,652	$-	$-	$240,402
Operating income (loss)	$(4,498)	$(140)	$(21,737)	$(113,398)	$(139,773)
Interest expense	$3,971	$546	$-	$20,702	$25,219
Depreciation and amortization	$7,833	$17,316	$-	$-	$25,149
Identifiable assets	$1,385,489	$1,579,904	$40,226	$404,257	$3,409,876

10.	SUBSEQUENT EVENTS

The Company evaluates subsequent events through the time of our filing on the date we issue our financial statements, which was on December 5, 2016. The following are matters which occurred subsequent to September 30, 2016:

•	Subsequent to September 30, 2016, 3,726,480 warrants were exercised;

•	On October 25, 2016, the Company announced that it had received pre-market clearance from the U.S. Food and Drug Administration for the sale of its Sharps and Needle Destruction Device in the United States;

•	Subsequent to September 30, 2016, the outstanding balance on our line of credit was paid in full.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Working Capital

	September 30,	June 30,
	2016	2016
Current Assets	$1,423,386	$1,674,337
Current Liabilities	$1,519,984	$1,849,058
Working Capital (Deficit)	$(96,598)	$(174,721)

RESULTS OF OPERATIONS

Operating Revenues

During the quarter ended December 31, 2015, we commenced operations in our financial services and commercial real estate leasing business units. On December 31, 2015, our medical device business unit completed the acquisition of certain specialized tangible and intangible medical devices. On March 23, 2016, RedHawk Pharma UK Ltd acquired a 25% equity interest in EcoGen Europe Ltd, a United Kingdom based distributor of branded generic pharmaceuticals. Sales of our medical devices and branded generic pharmaceuticals commenced during the quarter ending September 30, 2016. Prior to the quarter ended September 30, 2016, we had earned minimal revenue.

For the three month period ended September 30, 2016, gross and net revenues from our pharmaceutical products and medical devices totaled $489,530 and $230,952, respectively. Revenues in both business units are expected to continue to improve as market acceptance of our products increases.

Operating Expenses and Loss from Continuing Operations

For the three months ended September 30, 2016, we incurred a net loss of $187,175 or $nil per share compared with a loss of $108,404 or $nil per share for the three months ended September 30, 2015. The increase in the loss was primarily attributable to (i) sales discounts offered to customers in connection with the initial marketing of our pharmaceutical products; (ii) non-recurring transaction costs incurred in connection with certain pending acquisitions;and (iii) certain litigation costs incurred in connection with claims against certain investors from the November 2015 private equity raise and the pursuit of claims against the Company’s former professional, along with more complex regulatory filings completed during the three months ended September 30, 2016.

Operating expenses for the three months ended September 30, 2016 were $380,175 compared with $113,154 for the three months ended September 30, 2015. The increase of $267,021 was principally due to a $69,455 increase in sales and marketing expenses, a $56,735 increase in professional fees, and a $58,183 increase in general and administrative expenses for the reasons discussed above. During the three month period ended September 30, 2016, the Company also had $65,648 of costs of goods sold and $32,314 of other operating expenses incurred in connection with certain business activities in the September 30, 2016 three month period that did not exist in the comparable period ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $340,680 compared with $727,631 at June 30, 2016. Additionally, at June 30, 2016, we had $339,032 of marketable securities compared with $25,016 at September 30, 2016.

During the three month period ended September 30, 2016, we completed the funding of $210,000 of new convertible notes. With the available proceeds from the notes, combined with available cash and proceeds from the sale of our marketable securities, we paid down the outstanding balance under our line of credit. Subsequent to September 30, 2016, the remaining balance outstanding under the line of credit was paid in full.

During the three months ended September 30, 2016, as we commenced sales of our pharmaceutical products and medical devices, we continued to focus on recapitalizing our balance sheet and reducing cash outlays for recurring operating costs. During the quarter, we also used available cash to acquire pharmaceutical and medical device inventories and finance increase business activity.

At September 30, 2016, we had total assets of $3,409,876 compared with $3,638,816at June 30, 2016.

At September 30, 2016, we had total liabilities of $2,196,278 compared with $2,342,427 at June 30, 2016. The decrease in total liabilities was principally due to the reduction of the outstanding balance due underthe line of credit which was partially offset by an increase in convertible notes payable

Cash Flows

	Three months ended September 30,
	2016	2015
Cash Flows used in Operating Activities	$(244,019)	$(25,542)
Cash Flows provided by Investing Activities	$355,046	$-
Cash provided by (used in) Financing Activities	$(497,978)	$25,754
Net Increase (Decrease) in Cash During Period	$(386,951)	$212

Cash Flow from Operating Activities

During the three month period ended September 30, 2016, $244,019 of cash was used in our operating activities as compared to $25,542 in the comparable three month period ended September 30, 2015. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities.

For the three month period ended September 30, 2016, we incurred a net loss of $187,175. We have consolidated the financial operations of EcoGen Europe Ltd. EcoGen commenced sales of its branded generic drugs and specials during this three month period. As a result of this increased business activity, our accounts receivables increased approximately $274,000, our inventories increased approximately $108,000 and our prepaid expenses and deposits increased $67,000. These increases were partially offset with approximately $259,000 of deferred revenues as a result of this increased sales activity.

Cash Flow from Investing Activities

During the three month period ended September 30, 2016, we received approximately $342,000 from the sale of marketable securities.

Cash Flows from Financing Activities

During the three month period ended September 30, 2016, we received $210,000 from the issuance and sale our convertible debentures and $15,100 from advances from a related party under a line of credit agreement. The proceeds from the convertible debentures, combined with the proceeds from the sale of the marketable securities and available cash, was used to reduce the principal balance on our line of credit by approximately $701,000. Subsequent to September 30, 2016, the remaining balance on the line of credit was paid in full.

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

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and applicable to us. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations. Pending accounting pronouncements that are effective for future periods are discussed in Note 2 to our unaudited consolidated financial statements.

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

On November 5, 2015, we received a notice from FINRA that they declined our request as being “deficient and…necessary for the protection of investors.” The FINRA decision was based on previously resolved allegations against Daniel J. Schreiber, our former Chief Executive Officer. Mr. Schreiber continues to beneficially own approximately 9.2% of our common stock.

As of the date of this Quarterly Report on Form 10-Q, the Company is subject to a pending legal proceeding in the United States District Court for the Eastern District of New York (the “Court”) (Case No. 15-cv-06532 ADS).  On February 3, 2016, an Amended Complaint was filed by American Medical Distributors, Inc. (“AMD”), on behalf of the stockholders of the Company and as the plaintiff, against the following defendants: the Company, Saturna Group Chartered Accountants, LLP (“Saturna”), the Company’s former accountants, PLS CPAs (“PLS”), the Company’s former registered public accounting firm, and MacDonald Tuskey (“MacDonald”), the Company’s former securities attorneys.  Pursuant to the Amended Complaint, AMD alleges that the defendants assisted the Company’s former management in overstating the disclosed valuation of the Company’s ownership interest in certain oil and gas leases and wells, thus resulting in irreparable damage to the Company and its stockholders.  Such allegations are based on that certain Asset Purchase Agreement, dated March 31, 2014, by and between AMD and the Company. The petition demands “trial by jury” and seeks damages, jointly and severally, from the defendants of not less than $700,000.

The Company has filed an original and amended answer to the petition including defenses, counterclaims, cross-claims and interpleader claims. In its filings, the Company asserted multiple defenses to AMD’s claims and also named Gregory Rotelli, the Company’s former Chief Executive Officer, as a Defendant. The Company otherwise denied it owed any liability to AMD and asserted, in the alternative, that if it were to be found liable to AMD for any damages, then the other defendants were liable to the Company for those damages. Finally, the Company asserted proper venue for the action was the Southern District of New York, and if the case should go forward, it should be transferred there.

The Court has now entered a Memorandum of Decision & Order. It has dismissed the claims against Saturna and PLS for a lack of jurisdictional venue. The Court transferred the claims against MacDonald, Gregory Rotelli and the Company to the United States District Court for the Southern District of New York. At this point, the Company has not yet determined if it will continue pursuing of claims against Saturna and PLS in another jurisdictional venue.

ITEM 1A.     RISK FACTORS.

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.02	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.03	Certificate of Amendment filed on July 23, 2008 (incorporated by reference to Exhibit 3.02 to our Current Report on Form 8-K filed on August 14, 2008)

3.04	Certificate of Change filed on July 23, 2008 (incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on August 14, 2008)

3.05	Certificate of Change filed on June 14, 2012 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 15, 2012)

3.06	Amended and Restated Articles of Incorporation of RedHawk Holdings Corp. filed October 12, 2015 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 16, 2015).

3.07	Certificate of Designation filed on November 12, 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2015).

3.08	Certificate of Designation filed on February 16, 2016 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 5, 2016).

(10)	Material Contracts

10.1	Assignment dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 19, 2015).

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

101*	Interactive Data File (Form 10-Q for the quarter ended September 30, 2016 furnished in XBRL).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDHAWK HOLDINGS CORP.
(Registrant)

Dated: December 5, 2016	/s/ Thomas J. Concannon
Thomas J. Concannon
Chief Executive Officer
(Principal Executive Officer)

Dated: December 5, 2016	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

