Form 10-Q
period 2016-12-31
RedHawk Holdings Corp.
filed 2017-03-13
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54323

RedHawk Holdings Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-3866475
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

219 Chemin Metairie Road
Youngsville, Louisiana	70592
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	[ ]		Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

On February 1, 2017, 361,049,027 shares of common stock, par value 0.001 per share, were outstanding.

REDHAWK HOLDINGS CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED Consolidated Financial Statements.

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

(unaudited)

	December 31, 2016	June 30, 2016

ASSETS

Current Assets:
Cash	$35,437	$727,631
Marketable securities, at market value	-	339,032
Receivables	278,657	472,584
Inventory, at cost	360,508	113,795
Assets held for sale	745,854	761,521
Prepaid expenses	57,311	21,295
Total Current Assets	1,477,767	2,435,858

Other Assets
Investment in real estate limited partnership	625,000	625,000
Equity investment in limited liability companies	70,000	407,271
Intangible asset, net of amortization of $189,076 and $149,744, respectively	530,748	170,687
	1,225,748	1,202,958
Total Assets	$2,703,515	$3,638,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$901,651	$825,934
Liabilities on assets held for sale	255,540	259,703
Line of credit	-	1,000,495
Insurance notes payable	21,631	14,178
Total Current Liabilities	1,178,822	2,100,310

Long-Term Debt:

Due to related party	100,470	-
Convertible notes payable, net of $38,394 in deferred loan costs and unamortized beneficial conversion of $91,742 at December 31, 2016	441,708	242,117
	542,178	242,117
Total Liabilities	1,721,000	2,342,427

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, stated value of $1,000 per share, 5,000 authorized shares and 2,490 shares issued and outstanding:
5% Series A, 2,750 shares designated, 1,240 issued and outstanding	1,240,000	1,240,000
5% Series B, 1,250 shares designated, 1,250 issued and outstanding	1,250,000	1,250,000
Common Stock, par value of $0.001 per share, 450,000,000 authorized shares with 378,820,562 issued at December 31, 2016 and 375,094,082 issued at June 30, 2016	378,821	375,094
Additional paid-in capital	1,362,648	1,192,283
Accumulated other comprehensive loss	-	(38,860)
Accumulated deficit	(3,210,754)	(2,646,026)
	1,020,715	1,372,491
Less, Treasury stock 18,021,535 shares, at cost	(76,102)	(76,102)
Total RedHawk Holdings Corp. Stockholders’ Equity	944,613	1,296,389
Noncontrolling interest in foreign limited liability company	37,902	-
Total Stockholders’ Equity	982,515	1,296,389
Total Liabilities and Stockholders’ Equity	$2,703,515	$3,638,816

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Revenues	$718,337	$5,200	$1,217,617	$9,950
Less, discounts	(561,623)	-	(820,501)	-
	156,714	5,200	397,116	9,950

Operating Expenses:
Costs of goods sold	59,457	-	125,105	-
Sales and marketing expenses	31,271	-	100,726	-
Professional fees	121,774	137,176	239,659	198,326
Management fees	50,869	14,000	49,072	35,500
Operating expenses	42,451	1,374	74,765	1,374
Depreciation and amortization	25,424	19,978	50,573	37,144
General and administrative	103,604	15,155	175,125	28,493

Total Operating Expenses	434,850	187,683	815,025	300,837

Net Loss from Operations	(278,136)	(182,483)	(417,909)	(290,887)

Other Income (Expense):
Expiration of indebtedness	-	156,697	-	156,697
Amortization of discount on convertible debentures	(5,450)	-	(13,350)	-
Amortization of deferred financing charges	(2,281)	-	(7,223)	-
(Gain) loss on foreign currency exchange	8,476	-	(513)	-
Gain (Loss) on the sale of assets	6,323	-	(3,995)	-
Dividend income	10	2,770	9,976	2,770
Interest expense	(10,969)	(3,693)	(36,188)	(3,693)
	(3,891)	155,774	(51,293)	155,774

Consolidated Net Loss	(282,027)	(26,709)	(469,202)	(135,113)

Other comprehensive income (loss):
Unrecognized loss on marketable securities	-	(11,607)	-	(11,607)
Amount reclassified from accumulated other comprehensive income			38,860
	-	(11,607)	38,860	(11,607)

Comprehensive Loss	(282,027)	(38,316)	(430,342)	(146,720)
Less, Net income (loss) attributable to noncontrolling interest	(11,970)	-	33,276	-
Net Loss attributable to RedHawk Holdings Corp.	(270,057)	(38,316)	(463,618)	(146,720)

Preferred Stock Dividends	(26,125)	(1,344)	(62,250)	(1,344)

Net Loss and Comprehensive Loss Available for Common Stockholders	$(296,182)	$(39,660)	$(525,868)	$(148,064)

Net Loss Per Share
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted Average Shares Outstanding
Basic	359,502,860	364,278,865	358,287,704	362,186,473
Diluted	359,502,860	364,278,865	358,287,704	362,186,473

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(469,202)	$(135,113)
Adjustments to reconcile net loss to net cash used in continuing operations:
Amortization of intangibles	34,906	34,332
Amortization of discount on convertible debentures	13,350	-
Depreciation	15,667	2,812
Amortization of deferred loan costs	7,233	-
Loss on sale of marketable securities	10,318	-
Contributed management services	-	20,000
Non-cash interest expense	21,844	-
Expiration of indebtedness	-	(156,697)
Changes in operating assets and liabilities:
Accounts receivable	193,927	(4,250)
Inventory	(246,713)	-
Prepaid expense and deposits	(36,016)	(59,227)
Accounts payable and accrued liabilities	126,925	73,475
Due to related party	-	(28,635)
Net Cash Used in Operating Activities	(327,771)	(253,303)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from the sale of marketable securities	367,574	-
Intangible assets acquired	-	(5,000)
Investment in domestic limited liability company	(70,000)	-
Net Cash Provided by (Used in) Investing Activities	297,574	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party line of credit	100,470	100,000
Proceeds from the sale of stock	18,634	54,165
Proceeds from issuance of convertible notes	210,000	5,000
Deferred loan costs, net	(10,825)	-
Proceeds from bank line of credit	-	100,000
Principal payments on bank line of credit	(1,000,495)	-
Net proceeds from insurance notes payable	7,453	16,425
Principal payments on long-term debt	(4,163)	(1,254)
Net Cash Provided by (Used in) Financing Activities	(678,926)	274,336

Effect of exchange rates on cash	16,929	-

Increase (Decrease) in cash	(692,194)	16,033

Cash, Beginning of Period	727,631	900

Cash, End of Period	$35,437	$16,933

Non-Cash Investing and Financing Activities:
Land and building acquired in exchange for Series A Preferred Stock and assumption of debt	$-	$780,000
Exchange of marketable securities and assumption of line of credit for Series B Preferred Stock	$-	$1,858,294
Beneficial conversion discount on convertible notes	$42,000	$-
Non-cash preferred stock dividends declared	$62,250	$-
Partnership investment acquired in exchange for Series A Preferred Stock	$-	$625,000
Related party line of credit converted into Series A Preferred Stock	$-	$100,000
Preferred stock dividends declared but unpaid	$113,458	$1,344

Supplemental Disclosures:
Interest paid	$36,188	$3,693
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Notes to the Unaudited Consolidated Financial Statements

December 31, 2016

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

RedHawk Holdings Corp. (formerly Independence Energy Corp.) was incorporated in the State of Nevada on November 30, 2005 under the name “Oliver Creek Resources Inc.” At inception, we were organized to acquire, explore and develop natural resource properties in the United States. Effective August 12, 2008, we changed our name from “Oliver Creek Resources Inc.” to “Independence Energy Corp.” and opened for trading on the Over-the Counter Bulletin Board under the symbol “IDNG.” Effective October 13, 2015, by vote of a majority of the Company’s stockholders, the Company’s name was changed from “Independence Energy Corp.” to “RedHawk Holdings Corp.”

On March 31, 2014, the Company acquired the exclusive right to distribute certain medical devices and changed the focus of its operations to include medical device distribution. We have expanded our operations to include specialized financial services, pharmaceutical sales, commercial real estate leasing and investment, and a specialized security system.

Currently, we are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through its medical products business unit, the Company sells WoundClot Surgical - Advanced Bleeding Control, the SANDD™ Insulin Needle Destruction Unit (formerly known as the Disintegrator™), the Carotid Artery Digital Non-Contact Thermometer and Zonis®. Its real estate leasing revenues are generated from a commercial property under a long-term lease. Additionally, the Company’s real estate investment unit holds limited liability company interest in a commercial restoration project in Hawaii. The Company’s financial service revenue is from brokerage services earned in connection with debt placement services. RedHawk Energy Corp., LLC holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will not be able to continue as a going concern without further financing. Currently, the Company must continue to realize its assets to discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends on its common stock and is unlikely to pay any common stock dividends or generate significant earnings in the immediate or foreseeable future.

For the year ended June 30, 2016, the Company had $29,450 in revenue, a net loss of $1,267,960, and cash of $1,172,960 used in operating activities. For the six month period ended December 31, 2016, the Company had a consolidated net loss of $469,202 and used $327,771 of cash in operating activities. As of December 31, 2016, the Company had cash of $35,437, working capital of $298,945 and an accumulated deficit of $3,210,754. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company as of December 31, 2016 and for the three and six month periods ended December 31, 2016 and 2015 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet dated as of June 30, 2016 is audited and is presented here as a basis for comparison. Although the financial statements and related information included herein have been prepared without audit, and certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Company believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of June 30, 2016. In the opinion of our management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

Where we hold current or potential rights that give us the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the design of an entity, we reconsider whether it is subject to the VIE model. We continuously evaluate whether we have a controlling financial interest in a VIE. During the quarter ended September 30, 2016, the Company reassessed the activities of EcoGen Europe Ltd. (EcoGen”), and concluded that EcoGen is a VIE and the Company has the power to direct the activities of EcoGen and we have concluded that we are the primary beneficiary of EcoGen. Therefore, we have consolidated herein the accounts of EcoGen.

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

Marketable Securities

We determine the appropriate classification of our marketable securities at the time of purchase and reassess the appropriateness of the classification at each reporting date. At June 30, 2016, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income or loss. Realized gains and losses on the sale of marketable securities are determined on a specific identification basis. Interest and dividend income is recorded when it is earned and deemed realizable by the Company. At June 30, 2016, the fair value of the marketable securities on hand, which consisted entirely of widely recognized publicly-traded securities, was $339,032. Gross unrealized loss on the fair market value of the marketable securities was $38,860 as of June 30, 2016. As of June 30, 2016, we had trade date receivables of $302,288 recorded which was related to a sale of securities that had a trade date prior to June 30, 2016 and a settlement date after that date. The Company did not hold any marketable equity securities at December 31, 2016.

Accounts Receivable

Accounts receivables are amounts due from customers of our pharmaceutical, medical device and our financial services divisions. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of December 31, 2016 and June 30, 2016.

Inventory

Inventory consist of purchased thermometers, an advanced bleeding control, non-compression hemostasis, a patented antimicrobial ionic silver calcium catheter dressing and certain branded generic pharmaceuticals held for resale. All inventories are stated at the lower of cost or net realizable value utilizing the first-in, first-out method.

Property and Improvements

Property and improvements are stated at cost. We provide for depreciation expense on a straight line basis over each asset’s useful life depreciated to their estimated salvage value. Buildings are depreciated over a useful life of 20 years. Building improvements are depreciated over a useful life of 5 to 10 years.

During the three month period ended December 31, 2016, we decided to sell our Louisiana real estate holdings, which includes our corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property on Jefferson Street in Lafayette, Louisiana that we are leasing to a third party. As a result of that decision, we have reclassified the net book value of those properties along with related mortgage notes are reflected as assets and liabilities held for sale in the balance sheets. All such amounts are included in the land and hospitality segment. We expect the sale of those properties to occur in 2017 and have, accordingly, presented the held for sale assets and liabilities as current. The comparable June 30, 2016 balances have also been reclassified held for sale related assets and liabilities. Based on the present real estate market and discussions with brokers, no impairment of the recorded amounts has occurred as of December 31, 2016. We are also pursuing the sale of our real estate limited partnership investment but we cannot conclude such a transaction would occur within one year and, therefore, have not reclassified related assets and liabilities as held for sale.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2015, the Company had 7,452,959 potentially dilutive shares from our warrants issued in connection with the November 2014 private equity sale. During the three month period ended December 31, 2016, 3,726,480 warrants were exercised and the remaining warrants expired. There were no outstanding warrants as of December 31, 2016.

At December 31, 2016, including accrued but unpaid interest, there were 38,122,917 shares issuable upon conversion of the notes. Also at December 31, 2016, including accrued but unpaid dividends, there were potentially 86,466,667 shares issuable upon the conversion of the Series A Preferred Stock. In addition, including accrued but unpaid dividends, there were potentially 130,645,833 shares issuable upon the conversion of the Series B Preferred stock. The shares to be issued upon conversion of the warrants and the shares issuable from the conversion of the notes and the Series A and Series B Preferred stock have been excluded from earnings per share calculations because these shares are anti-dilutive.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. All of our other comprehensive income (loss) results from our available-for-sale marketable securities. During the six months ended December 31, 2016, we reclassified $38,860 of unrealized losses from accumulated other comprehensive loss. This reclassification occurred in the quarter ended September 30, 2016, however, the comprehensive income was inadvertently excluded from our statement of operations included in our 10-Q for the quarter ended September 30, 2016. We previously reported net loss and comprehensive loss of $187,175 for the quarter ended September 30, 2016, with $nil other comprehensive income. The corrected other comprehensive income for the quarter ended September 30, 2016 is $38,860, with the total comprehensive loss being $148,315. No other amounts in our previously filed 10-Q was affected by this omission.

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

The Company had marketable securities with a fair market value of $339,032 at June 30, 2016 which are all publicly traded securities with quoted prices in active markets. The fair value is based on Level 1 assumptions. The Company held no marketable securities as of December 31, 2016.

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

Debt Issuance Costs

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance does not specifically address, and therefore does not affect, the balance sheet presentation of debt issuance costs for revolving debt arrangements. This new guidance is effective for the Company in the first quarter of fiscal 2017, and will be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. To date, our unamortized debt issuance cost of $38,394 as of December 31, 2016 and $34,791 as of June 30, 2016 has not been significant. As the Company continues to raise capital to execute its growth strategy, the use of debt in the future may have additional issuance costs to be accounted for under this guidance.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. The revised guidance requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The new guidance is effective for the Company in the first quarter of fiscal year 2020 and will be applied on a modified retrospective basis beginning with the earliest period presented. The Company is currently evaluating the impact of adopting this guidance on our consolidated financial statements.

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

Beginning with quarter ended September 30, 2016, we have consolidated the accounts of EcoGen in our financial statements. In the quarter ended September 30, 2016, the Company reassessed the activities of EcoGen, and we again concluded that EcoGen is a VIE and the Company has the power to direct the activities of EcoGen and we have concluded that we are the primary beneficiary of EcoGen. No change to that conclusion occurred in the quarter ended December 31, 2016.

On September 26, 2016, the Company announced it had agreed to acquire up to a 25% interest in Marlin USA Energy Partners, LLC (“Marlin”), the minority owner of Tigress Energy Partners, LLC. As of December 31, 2016, the Company has made a $70,000 cash investment related to this agreement and has a 3.5% interest in Marlin. This investment is accounted for at cost as of December 31, 2016.

4.	LOAN AND INSURANCE NOTE PAYABLE

We finance a portion of our insurance premiums. At December 31, 2016, the outstanding balance due on our premium finance agreements was $21,631.

5.	DUE TO RELATED PARTY

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations.

The Line of Credit accrues interest at 5% per annum and matures on March 31, 2018. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series B Preferred Stock at the par value of $1,000 per share.

At December 31, 2016, the principal balance totaled $100,470.

6.	LONG-TERM DEBT, DEBENTURES AND LINE OF CREDIT

We have authorized the issuance of up to $1 million in principal amount of convertible promissory notes (which we refer to as the “Convertible Notes”). The Convertible Notes are secured by certain Company real estate holdings and real estate holdings of a stockholder. The Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. Beginning 180 days after issuance of the Convertible Notes, the Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Convertible Notes. The Company may only issue the notice of its intent to redeem the Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. The holder of the Convertible Notes has the right to convert all or any portion of the Convertible Notes at the conversion price at any time prior to redemption. At December 31, 2016, there were $550,000 ($441,708 net of deferred financing costs and beneficial conversion option) of Convertible Notes outstanding and $21,844 of interest paid in kind, which are convertible into our common stock at a conversion rate of $0.015 per share or 38,122,917 shares.

We had a line of credit with a bank totals $1,000,000 of which $1,000,495 was outstanding as of June 30, 2016. The line of credit was due upon demand and was secured by marketable securities, a corporate guarantee and the guarantee of a stockholder who is also an officer of the Company. During the three month period ended December 31, 2016, the outstanding balance on the line of credit was paid in full.

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

Preferred Stock

Pursuant to a certificate of designation filed with the Secretary of State of the State of Nevada, effective November 12, 2015, 2,750 shares of our authorized Preferred Stock have been designated as Series A 5% Convertible Preferred Stock, originally with a $1,000 stated value (which we refer to as “Series A Preferred Stock”). The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, payable quarterly in cash, or at the Company’s option, such dividends shall be accreted to, and increase, the stated value of the issued Series A Preferred Stock (which we refer to as “PIK”). Holders of the Series A Preferred Stock are entitled to votes on all matters submitted to stockholders at a rate of ten votes for each share of common stock into which the Series A Preferred Stock may be converted. After six months from issuance, each share of Series A Preferred Stock is convertible, at the option of the holder, into the number of shares of common stock equal to the quotient of the stated value, as adjusted for PIK dividends, by $0.015, as adjusted for stock splits and dividends.

Pursuant to a certificate of designation filed with the Secretary of State of the State of Nevada, effective February 16, 2016, 1,250 shares of our authorized Preferred Stock have been designated as Series B 5% Convertible Preferred Stock, originally with a $1,000 stated value (which we refer to as “Series B Preferred Stock”). The holders of the Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, payable quarterly in cash, or at the Company’s option, such dividends shall be accreted to, and increase, the stated value of the issued Series B Preferred Stock (which we refer to as “PIK”). Holders of the Series B Preferred Stock are entitled to votes on all matters submitted to stockholders at a rate of ten votes for each share of common stock into which the Series B Preferred Stock may be converted. After six months from issuance, each share of Series B Preferred Stock is convertible, at the option of the holder, into the number of shares of common stock equal to the quotient of the stated value, as adjusted for PIK dividends, by $0.01, as adjusted for stock splits and dividends.

Warrants

During November 2014, we completed a private equity sale of 14,905,918 shares of common stock generating proceeds of $49,900. As a component of this private equity sale, 7,452,959 warrants to acquire common stock of the Company were also issued with an exercise price of $0.005 per share. During the three month period ended December 31, 2016, 3,726,480 warrants were exercised and the remaining warrants expired.

8.	INCOME TAXES

As of June 30, 2016, the Company had approximately $2,400,000 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026 and run through 2036. The related deferred income tax asset of these net operating losses is estimated to be $800,000 as of June 30, 2016 based on statutory federal income tax rates in effect. Such amounts have increased slightly as of December 31, 2016. However, there is no net tax asset recorded as of December 31, 2016 or June 30, 2016 as a 100% valuation allowance has been established for the tax benefit generated. At December 31, 2016 and June 30, 2016, the Company had no uncertain tax positions.

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

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical, and Other Services. Our Land & Hospital and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss. The following table reflects our segments as of December 31, 2016 and for the six and three months then ended. For the six months ended December 31, 2015, we did not have separately identifiable segments.

		MEDICAL
Six months ended	LAND &	DEVICE &	OTHER
December 31, 2016	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$19,500	$1,198,117	$-	$-	$1,217,617
Operating revenues, net	$19,500	$377,616	$-	$-	$397,116
Operating income (loss)	$(13,257)	$16,381	$(3,846)	$(417,187)	$(417,909)
Interest expense	$-	$-	$-	$36,188	$36,188
Depreciation and amortization	$15,697	$34,876	$-	$-	$55,273
Identifiable assets	$1,374,987	$1,285,724	$-	$42,804	$2,703,515

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
December 31, 2016	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$9,750	$708,587	$-	$-	$718,337
Operating revenues, net	$9,750	$146,964	$-	$-	$156,714
Operating income (loss)	$(8,759)	$16,421	$17,891	$(303,689)	$(278,136)
Interest expense	$-	$-	$-	$10,969	$10,969
Depreciation and amortization	$7,834	$17,590	$-	$-	$25,424

10.	SUBSEQUENT EVENTS

The Company evaluates subsequent events through the time of our filing on the date we issue our financial statements, which was on March 13, 2017. The following are matters which occurred subsequent to December 31, 2016:

-	We issued 3,726,480 shares of common stock in connection with the warrant exercised in the quarter ended December 31, 2016;

-	We issued 250,000 shares of common stock to a former director as compensation for services rendered.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are all statements other than statements of historical facts. The words “may,” “can,” “will” “should,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “potential,” “proposed,” and any similar expressions are intended to identify those assertions as forward-looking statements. Investors are cautioned that forward-looking statements are predictions and are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties. In evaluating forward-looking statements, you should consider the various factors which may cause actual results to differ materially from any forward-looking statements, including the risks below and those listed in the “Risk Factors” section of our latest 10-K report:

●	Changes in the effects of the significant level of competition that exists in the medical device distribution industry, or our inability to attract customers for other reasons.

●	The unexpected cost of regulation applicable to our industry, and the possibility of future additional regulation.

●	Our lack of insurance coverage in the event we incur an unexpected liability.

●	Our lack of a proven operating history and the possibility of future losses that are greater than we currently anticipate.

●	The possibility that we may not be able to generate revenues or access other financing sources necessary to operate our business.

●	Our inability to attract necessary personnel to run and market our business.

●	The volatility of our stock price.

●	Changes in the market prices for our products, or our failure to perform or renew the distribution agreement for our products.

●	Our failure to execute our growth strategy or enter into other lines of business that we may identify as potentially profitable for our company.

●	Changes in economic and business conditions.

●	Changes in accounting policies and practices we may voluntarily adopt or that we may be required to adopt under generally accepted accounting principles in the United States.

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

Overview

RedHawk Holdings Corp. was incorporated in the State of Nevada on November 30, 2005 under the name “Oliver Creek Resources, Inc”. At its inception, we were an exploration stage company engaged in the acquisition, exploration and development of natural resources. We discontinued our oil and gas operations in 2014 and changed our business focus. Currently, we are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through its medical products business unit, the Company sells WoundClot Surgical - Advanced Bleeding Control, the SANDD™ Insulin Needle Destruction Unit (formerly known as the Disintegrator™), the Carotid Artery Digital Non-Contact Thermometer and Zonis®. Its real estate leasing revenues are generated from a commercial property under a long-term lease. Additionally, the Company’s real estate investment unit holds limited liability company interest in a commercial restoration project in Hawaii. The Company’s financial service revenue is from brokerage services earned in connection with debt placement services. RedHawk Energy holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner.

Working Capital

	December 31, 2016	June 30, 2016
Current Assets	$1,477,767	$2,435,858
Current Liabilities	$1,178,822	$2,100,310
Working Capital (Deficit)	$298,945	$325,548

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

For the six month period ended December 31, 2016, gross and net revenues from our pharmaceutical products, medical devices and commercial rentals totaled $1,217,617 and $397,116, respectively. Revenues in the pharmaceutical and medical device business unit are expected to continue to improve as market acceptance of our products increases. Additionally, net sales are expected to improve as the Company’s pharmaceutical sales become more weighted to its branded generics which offer lower discounts than the discounts offered for Company’s “special” pharmaceuticals.

Operating Expenses and Loss from Continuing Operations

For the six month period ended December 31, 2016, we incurred a net loss of $469,202 or $nil per share compared with a loss of $135,113 or $nil per share for the six months ended December 31, 2015. The increase in the loss was primarily attributable to (i) sales discounts offered to customers in connection with the initial marketing of our pharmaceutical products; (ii) non-recurring transaction costs incurred in connection with certain pending acquisitions; and (iii) certain litigation costs incurred in connection with claims against certain investors from the November 2014 private equity raise and the pursuit of claims against the Company’s former professional, along with more complex regulatory filings completed during the six months ended December 31, 2016.

Operating expenses for the six months ended December 31, 2016 were $815,025 compared with $300,827 for the six months ended December 31, 2015. The increase of $514,198 was principally due to a $100,726 increase in sales and marketing expenses, a $41,333 increase in professional fees, and a $146,632 increase in general and administrative expenses for the reasons discussed above. During the six month period ended December 31, 2016, the Company also had $125,105 of costs of goods sold and $73,391 of other operating expenses incurred in connection with certain business activities in the December 31, 2016 six month period that did not exist in the comparable period ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $35,437 compared with $727,631 at June 30, 2016. Additionally, at June 30, 2016, we had $339,032 of marketable securities compared with $nil at December 31, 2016.

During the six month period ended December, 2016, we completed the funding of $210,000 of new convertible notes. With the available proceeds from the notes, combined with available cash and proceeds from the sale of our marketable securities, we paid the balance outstanding under the line of credit.

During the three months ended September 30, 2016, as we commenced sales of our pharmaceutical products and medical devices, we continued to focus on recapitalizing our balance sheet and reducing cash outlays for recurring operating costs. During the six month period ended December 31, 2016, we also used available cash to acquire pharmaceutical and medical device inventories and finance increase business activity.

At December 31, 2016, we had total assets of $2,703,515 compared with $3,638,816 at June 30, 2016.

At December 31, 2016, we had total liabilities of $1,721,000 compared with $2,342,427 at June 30, 2016. The decrease in total liabilities was principally due to the reduction of the outstanding balance due under the line of credit which was partially offset by an increase in convertible notes payable.

To provide liquidity to meet current obligations, during the quarter ended December 31, 2016, the Company entered into a $250,000 line of credit with a stockholder and officer of the Company. As of December 31, 2016, this line of credit has approximately $150,000 of availability. In addition, the Company is pursuing the sale of its real estate holdings. Also refer to the Going Concern section of Note 1 to our unaudited consolidated financial statements.

Cash Flows

	Six months ended December 31,
	2016	2015
Cash Flows used in Operating Activities	$(327,771)	$(253,303)
Cash Flows provided by (used in) Investing Activities	$297,574	$(5,000)
Cash provided by (used in) Financing Activities	$(678,926)	$274,336
Net Increase (Decrease) in Cash During Period	$(692,194)	$16,033

Cash Flow from Operating Activities

During the six month period ended December 31, 2016, $327,771 of cash was used in our operating activities as compared to $253,303 in the comparable six month period ended December 31, 2015. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities.

For the six month period ended December 31, 2016, we incurred a net loss of $469,202. We have consolidated the financial operations of EcoGen Europe Ltd. EcoGen commenced sales of its branded generic drugs and specials during this six month period. As a result of this increased business activity, our accounts receivables and inventories increased a total of approximately $53,000 and our prepaid expenses and deposits increased approximately $36,000. During the six months ended December 31, 2016, our accounts payable and accrued liabilities increased by approximately $127,000.

Cash Flow from Investing Activities

During the six month period ended December 31, 2016, we received approximately $368,000 from the sale of marketable securities. We also invested $70,000 into Marlin USA energy Partners, LLC.

Cash Flows from Financing Activities

During the six month period ended December 31, 2016, we received $210,000 from the issuance and sale of our convertible debentures and approximately $100,000 from advances from a related party under a line of credit agreement. The proceeds from the convertible debentures, combined with the proceeds from the sale of the marketable securities and available cash, was used to pay in full the outstanding principal balance on our line of credit of approximately $1,000,000.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A summary of these policies is included in the notes to our financial statements. In general, our management’s estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.02	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.03	Certificate of Amendment filed on July 23, 2008 (incorporated by reference to Exhibit 3.02 to our Current Report on Form 8-K filed on August 14, 2008)

3.04	Certificate of Change filed on July 23, 2008 (incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K filed on August 14, 2008)

3.05	Certificate of Change filed on June 14, 2012 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 15, 2012)

3.06	Amended and Restated Articles of Incorporation of RedHawk Holdings Corp. filed October 12, 2015 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 16, 2015).

3.07	Certificate of Designation filed on November 12, 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2015).

3.08	Certificate of Designation filed on February 16, 2016 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 5, 2016).

(10)	Material Contracts

10.1	Assignment dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 19, 2015).

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

101*	Interactive Data File (Form 10-Q for the quarter ended December 31, 2016 furnished in XBRL).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDHAWK HOLDINGS CORP.
(Registrant)

Dated: March 13, 2017	/s/ Thomas J. Concannon
Thomas J. Concannon
Chief Executive Officer
(Principal Executive Officer)

Dated: March 13, 2017	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

