Form 10-Q
period 2017-03-31
RedHawk Holdings Corp.
filed 2017-06-14
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54323

RedHawk Holdings Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-3866475
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 Rue Beauregard, Suite 206
Lafayette, Louisiana	70508
(Address of principal executive offices)	(Zip Code)

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

On May 1, 2017, 361,049,027 shares of common stock, par value 0.001 per share, were outstanding.

REDHAWK HOLDINGS CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED Consolidated Financial Statements.

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

(unaudited)

	March 31, 2017	June 30, 2016

ASSETS

Current Assets:
Cash	$16,891	$727,631
Marketable securities, at market value	-	339,032
Receivables	201,966	472,584
Inventory, at cost	357,337	113,795
Assets held for sale	745,854	761,521
Prepaid expenses	64,634	21,295
Total Current Assets	1,386,682	2,435,858

Other Assets
Investment in real estate limited partnership	625,000	625,000
Equity investment in limited liability companies	70,000	407,271
Intangible asset, net of amortization of $206,242 and $149,744, respectively	518,121	170,687
	1,213,121	1,202,958
Total Assets	$2,599,803	$3,638,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$933,350	$825,934
Liabilities on assets held for sale	253,412	259,703
Line of credit	-	1,000,495
Insurance notes payable	6,223	14,178
Total Current Liabilities	1,192,985	2,100,310

Long-Term Debt:

Due to related party	161,613	-
Convertible notes payable, net of $36,113 in deferred loan costs and unamortized beneficial conversion of $86,292 at March 31, 2017	449,439	242,117
	611,052	242,117
Total Liabilities	1,804,037	2,342,427

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, 5,000 authorized shares and 2,490 shares issued and outstanding:
5% Series A, stated value of $1,046 per share, 2,750 shares designated, 1,240 issued and outstanding	1,297,000	1,240,000
5% Series B, stated value of $1,045 per share, 1,250 shares designated, 1,250 issued and outstanding	1,306,458	1,250,000
Common Stock, par value of $0.001 per share, 450,000,000 authorized shares with 379,070,562 issued at March 31, 2017 and 375,094,082 issued at June 30, 2016	379,071	375,094
Additional paid-in capital	1,254,890	1,192,283
Accumulated other comprehensive loss	-	(38,860)
Accumulated deficit	(3,277,175)	(2,646,026)
	960,244	1,372,491
Less, Treasury stock 18,021,535 shares, at cost	(76,102)	(76,102)
Total RedHawk Holdings Corp. Stockholders’ Equity	884,142	1,296,389
Noncontrolling interest in foreign limited liability company	(88,376)	-
Total Stockholders’ Equity	795,766	1,296,389
Total Liabilities and Stockholders’ Equity	$2,599,803	$3,638,816

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Revenues	$338,931	$9,750	$1,556,548	$19,700
Less, discounts	88,345	-	(732,156)	-
	427,276	9,750	824,392	19,700

Operating Expenses:
Costs of goods sold	70,031	-	195,136	-
Sales and marketing expenses	(6,217)	21,750	94,509	21,750
Professional fees	60,354	327,179	300,013	525,505
Management fees	10,928	250,000	60,000	285,500
Operating expenses	52,394	4,582	127,159	5,957
Depreciation and amortization	17,765	24,999	68,338	62,144
General and administrative	52,668	53,266	227,793	81,757

Total Operating Expenses	257,923	681,776	1,072,948	982,613

Net Income (Loss) from Operations	169,353	(672,026)	(248,556)	(962,913)

Other Income (Expense):
Expiration of indebtedness	-	-	-	156,697
Amortization of discount on convertible debentures	(5,450)	-	(18,800)	-
Amortization of deferred financing charges	(2,281)	-	(9,504)	-
Gain (Loss) on foreign currency exchange	41	-	(470)	-
Gain (Loss) on the sale of assets	(839)	15,045	(4,834)	15,045
Dividend income	5	12,039	9,982	14,809
Interest expense	(9,188)	(8,869)	(45,377)	(12,562)
	(17,712)	18,215	(69,003)	173,989

Consolidated Net Income (Loss)	151,641	(653,811)	(317,559)	(788,924)

Other comprehensive income (loss):
Unrecognized gain on marketable securities	-	12,019	-	412

	-	12,019	-	412

Comprehensive Income (Loss)	151,641	(641,792)	(317,559)	(788,512)
Less, Net income (loss) attributable to noncontrolling interest	186,902	-	220,178	-
Net Loss attributable to RedHawk Holdings Corp.	(35,261)	(641,792)	(537,737)	(788,512)

Preferred Stock Dividends	(31,125)	(30,083)	(93,375)	(31,427)

Net Loss and Comprehensive Loss Available for Common Stockholders	$(66,386)	$(671,875)	$(631,112)	$(819,939)

Net Loss Per Share
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted Average Shares Outstanding
Basic	361,021,249	361,740,633	359,185,583	360,723,520
Diluted	361,021,249	361,740,633	359,185,583	360,723,520

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(317,599)	$(788,924)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intangibles	52,671	51,498
Net revenue considered a deemed distribution to noncontrolling interests	(313,177)	-
Amortization of discount on convertible debentures	18,800	-
Depreciation	15,667	10,646
Amortization of deferred loan costs	9,504	-
Loss (gain) on sale of marketable securities	10,318	(15,045)
Contributed management services	-	20,000
Non-cash interest expense	21,844	-
Expiration of indebtedness	-	(156,697)
Changes in operating assets and liabilities:
Accounts receivable	270,618	(4,250)
Inventory	(243,542)	(175,000)
Prepaid expense and deposits	(43,339)	(55,943)
Accounts payable and accrued liabilities	127,499	603,093
Due to related party	-	(28,635)
Net Cash Used in Operating Activities	(390,736)	(539,257)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from the sale of marketable securities	367,574	548,675
Intangible assets acquired	-	(5,000)
Investment in domestic limited liability company	(70,000)	-
Net Cash Provided by (Used in) Investing Activities	297,574	543,675

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party line of credit	161,613	100,000
Proceeds from the sale of stock	24,584	50,000
Proceeds from issuance of convertible notes	210,000	35,000
Proceeds from issuance of Series B preferred stock	-	256,767
Deferred loan costs, net	(10,826)	(10,096)
Proceeds from bank line of credit	-	100,000
Principal payments on bank line of credit	(1,000,495)	(127,759)
Net proceeds from (payments on) insurance notes payable	(7,955)	6,623
Preferred stock dividends paid	-	(1,344)
Treasury stock acquired	-	(76,102)
Principal payments on long-term debt	(6,291)	(3,261)
Net Cash Provided by (Used in) Financing Activities	(629,370)	329,828

Effect of exchange rates on cash	11,792	-

Increase (Decrease) in cash	(710,740)	334,246

Cash, Beginning of Period	727,631	900

Cash, End of Period	$16,891	$335,146

Non-Cash Investing and Financing Activities:
Land and building acquired in exchange for Series A Preferred Stock and assumption of debt	$-	$780,000
Assumption of debt for land and building acquired	$-	$265,000
Exchange of marketable securities and assumption of line of credit for Series B Preferred Stock	$-	$1,855,692
Assumption of debt in exchange for marketable securities acquired	$-	$980,000
Beneficial conversion discount on convertible notes	$42,000	$-
Non-cash preferred stock dividends declared	$62,250	$-
Partnership investment acquired in exchange for Series A Preferred Stock	$-	$625,000
Related party line of credit converted into Series A Preferred Stock	$-	$100,000
Equity investment acquired in exchange for common stock	$-	$260,000
Finance insurance premiums	$-	$29,250
Preferred stock dividends declared but unpaid	$-	$30,083

Supplemental Disclosures:
Interest paid	$-	$3,693
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2017

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

On March 31, 2014, the Company acquired the exclusive right to distribute certain medical devices and changed the focus of its operations to include medical device distribution. We have expanded our business focus to include other operations. Currently, we are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through its medical products business unit, the Company sells WoundClot Surgical - Advanced Bleeding Control, the SANDD™ Insulin Needle Destruction Unit (formerly known as the Disintegrator™), the Carotid Artery Digital Non-Contact Thermometer and Zonis®. Through our United Kingdom based subsidiary, we manufacture and market branded generic pharmaceuticals, certain other generic pharmaceuticals known as “specials” and certain pharmaceuticals outside of the United Kingdom’s National Health Service drug tariff referred to as NP8’s. LLC holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner. Our real estate leasing revenues are generated from a commercial property under a long-term lease. Additionally, the Company’s real estate investment unit holds a limited liability company interest in a commercial restoration project in Hawaii.

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

For the year ended June 30, 2016, the Company had $29,450 in revenue, a net loss of $1,267,960, and cash of $1,172,960 used in operating activities. For the nine month period ended March 31, 2017, the Company had a consolidated net loss of $317,559 and used $390,736 of cash in operating activities. For the three month period ended March 31, 2017, however, the Company had consolidated net income of $151,641 on net revenues of $427,276. As of March 31, 2017, the Company had cash of $16,891, working capital of $193,697 and an accumulated deficit of $3,277,175. Although the Company did have consolidated net income for the quarter ended March 31, 2017, the continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company as of March 31, 2017 and for the three and nine month periods ended March 31, 2017 and 2016 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet dated as of June 30, 2016 is audited and is presented here as a basis for comparison. Although the financial statements and related information included herein have been prepared without audit, and certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Company believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of June 30, 2016. In the opinion of our management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

Revenue Recognition

We derive revenue from several types of activities – medical device sales, branded generic pharmaceutical sales, commercial real estate leasing and financial services. Our medical device sales include the marketing and distribution of certain professional and consumer grade digital non-contact thermometers, needle destruction unit and advanced bleeding control, non-compression hemostasis. Through our United Kingdom based subsidiary, we manufacture and market branded generic pharmaceuticals, certain other generic pharmaceuticals known as “specials” and certain pharmaceuticals outside of the United Kingdom’s National Health Service drug tariff referred to as NP8’s. Our real estate leasing revenues are from certain commercial properties under long-term lease. The financial service revenue is from brokerage services earned in connection with debt placement services. The Company offers customer discounts in certain cases. Such discounts are estimated at time of product sale and deducted from gross revenues and recorded as deferred revenue.

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Marketable Securities

We determine the appropriate classification of our marketable securities at the time of purchase and reassess the appropriateness of the classification at each reporting date. At June 30, 2016, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income or loss. Realized gains and losses on the sale of marketable securities are determined on a specific identification basis. Interest and dividend income is recorded when it is earned and deemed realizable by the Company. At June 30, 2016, the fair value of the marketable securities on hand, which consisted entirely of widely recognized publicly-traded securities, was $339,032. Gross unrealized loss on the fair market value of the marketable securities was $38,860 as of June 30, 2016. As of June 30, 2016, we had trade date receivables of $302,288 recorded which was related to a sale of securities that had a trade date prior to June 30, 2016 and a settlement date after that date. The Company did not hold any marketable equity securities at March 31, 2017.

Accounts Receivable

Accounts receivables are amounts due from customers of our pharmaceutical, medical device and financial services divisions. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of March 31, 2017 and June 30, 2016.

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

During the three month period ended March 31, 2017, we decided to sell our Louisiana real estate holdings, which includes our corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property on Jefferson Street in Lafayette, Louisiana that we are leasing to a third party. As a result of that decision, we have reclassified the net book value of those properties along with related mortgage notes are reflected as assets and liabilities held for sale in the balance sheets. All such amounts are included in the land and hospitality segment. We expect the sale of those properties to occur in 2017 and have, accordingly, presented the held for sale assets and liabilities as current. The comparable June 30, 2016 balances have also been reclassified held for sale related assets and liabilities. Based on the present real estate market and discussions with brokers, no impairment of the recorded amounts has occurred as of March 31, 2017. We are also pursuing the sale of our real estate limited partnership investment but we cannot conclude such a transaction would occur within one year and, therefore, have not reclassified related assets and liabilities as held for sale.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2016, the Company had 7,452,959 potentially dilutive shares from our warrants issued in connection with the November 2014 private equity sale. During the three month period ended December 31, 2016, 3,726,480 warrants were exercised and the remaining warrants expired. There were no outstanding warrants as of March 31, 2017.

At March 31, 2017, including accrued but unpaid interest, there were 38,581,250 shares issuable upon conversion of the notes. Also at March 31, 2017, including accrued but unpaid dividends, there were potentially 87,500,000 shares issuable upon the conversion of the Series A Preferred Stock. In addition, including accrued but unpaid dividends, there were potentially 132,208,333 shares issuable upon the conversion of the Series B Preferred stock. The shares to be issued upon conversion of the warrants and the shares issuable from the conversion of the notes and the Series A and Series B Preferred stock have been excluded from earnings per share calculations because these shares are anti-dilutive.

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

The Company had marketable securities with a fair market value of $339,032 at June 30, 2016 which are all publicly traded securities with quoted prices in active markets. The fair value is based on Level 1 assumptions. The Company held no marketable securities as of March 31, 2017.

The Company’s financial instruments consist principally of cash, marketable securities, accounts receivable, accounts payable and accrued liabilities, debt, and amounts due to related parties. Pursuant to ASC 820 and ASC 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

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

Debt Issuance Costs

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance does not specifically address, and therefore does not affect, the balance sheet presentation of debt issuance costs for revolving debt arrangements. This new guidance was effective for the Company in the first quarter of fiscal 2017, and applied on a retrospective basis. Our unamortized debt issuance cost is $36,113 as of March 31, 2017 and $34,791 as of June 30, 2016. As the Company continues to raise capital to execute its growth strategy, the use of debt in the future may have additional issuance costs to be accounted for under this guidance.

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

Beginning with quarter ended September 30, 2016, we have consolidated the accounts of EcoGen in our financial statements. In the quarter ended September 30, 2016, the Company reassessed the activities of EcoGen, and we again concluded that EcoGen is a VIE and the Company has the power to direct the activities of EcoGen and we have concluded that we are the primary beneficiary of EcoGen. No change to that conclusion occurred in the quarter ended March 31, 2017.

On September 26, 2016, the Company announced it had agreed to acquire up to a 25% interest in Marlin USA Energy Partners, LLC (“Marlin”), the minority owner of Tigress Energy Partners, LLC. As of March 31, 2017, the Company has made a $70,000 cash investment related to this agreement and has a 3.5% interest in Marlin. This investment is accounted for at cost as of March 31, 2017. Subsequent to March 31, 2017, the Company sold its investment in Marlin for $70,000 cash.

4.	LOAN AND INSURANCE NOTE PAYABLE

We finance a portion of our insurance premiums. At March 31, 2017, the outstanding balance due on our premium finance agreements was $6,223.

5.	RELATED PARTY TRANSACTIONS

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matures on March 31, 2018. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series B Preferred Stock at the par value of $1,000 per share. At March 31, 2017, the principal balance totaled $161,613. The amount is included in noncurrent assets based on the expectation that either the Line of Credit maturity date will be extended or the amount outstanding will be converted to preferred stock as allowed for in the agreement.

For the nine months ended March 31, 2017, EcoGen had sales to customers which are controlled by individuals which are shareholders of EcoGen and are the noncontrolling interests in our consolidated financial statements. These sales totaled $1,240,847 on a gross basis and had discounts of $968,010. A portion of these discounts were at levels that exceeded discounts offered to unaffiliated customers. During the quarter ended March 31, 2017, management of RedHawk and these noncontrolling shareholders of EcoGen reached an agreement whereby $313,177 of such discounts are to be considered a deemed distribution and full settlement of preferred shares in EcoGen that were previously outstanding. Accordingly, certain discounts recorded during the quarter ended March 31, 2017 and in prior periods were reversed and reflected as a reduction to the noncontrolling interest equity account as of March 31, 2017.

In the quarter ended March 31, 2017, certain members of management agreed to forego management fees in consideration of the operating cash flow needs of the Company. There is not a set timeline to reinstitute such management fees.

6.	LONG-TERM DEBT, DEBENTURES AND LINE OF CREDIT

We have authorized the issuance of up to $1 million in principal amount of convertible promissory notes (which we refer to as the “Convertible Notes”). The Convertible Notes are secured by certain Company real estate holdings and real estate holdings of a stockholder. The Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. Beginning 180 days after issuance of the Convertible Notes, the Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Convertible Notes. The Company may only issue the notice of its intent to redeem the Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. The holder of the Convertible Notes has the right to convert all or any portion of the Convertible Notes at the conversion price at any time prior to redemption. At March 31, 2017, there were $571,844 ($449,439 net of deferred financing costs and beneficial conversion option) of Convertible Notes outstanding, including $21,844 of interest paid in kind, which are convertible into our common stock at a conversion rate of $0.015 per share or 38,581,250 shares.

We had a $1,000,000 line of credit with a bank of which $1,000,495 was outstanding as of June 30, 2016. The line of credit was due upon demand and was secured by marketable securities, a corporate guarantee and the guarantee of a stockholder who is also an officer of the Company. During the nine month period ended March 31, 2017, the outstanding balance on the line of credit was paid in full.

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

Warrants

During November 2014, we completed a private equity sale of 14,905,918 shares of common stock generating proceeds of $49,900. As a component of this private equity sale, 7,452,959 warrants to acquire common stock of the Company were also issued with an exercise price of $0.005 per share. During the nine month period ended March 31, 2017, 3,726,480 warrants were exercised and the remaining warrants expired.

8.	INCOME TAXES

As of June 30, 2016, the Company had approximately $2,400,000 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026 and run through 2036. The related deferred income tax asset of these net operating losses is estimated to be $800,000 as of June 30, 2016 based on statutory federal income tax rates in effect. Such amounts have increased slightly as of March 31, 2017. However, there is no net tax asset recorded as of March 31, 2017 or June 30, 2016 as a 100% valuation allowance has been established for the tax benefit generated. At March 31, 2017 and June 30, 2016, the Company had no uncertain tax positions.

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

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical, and Other Services. Our Land & Hospital and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss. The following table reflects our segments as of March 31, 2017 and 2016 and for the nine and three month periods then ended. Prior to the quarter ended March 31, 2016, we did not have separately identifiable segments.

		MEDICAL
Nine months ended	LAND &	DEVICE &	OTHER
March 31, 2017	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$29,250	$1,527,298	$-	$-	$1,556,548
Operating revenues, net	$29,250	$795,142	$-	$-	$824,392
Operating income (loss)	$(5,079)	$137,718	$(26,292)	$(354,903)	$(248,556)
Interest expense	$11,665	$766	$-	$32,946	$45,377
Depreciation and amortization	$15,667	$52,671	$-	$-	$68,338
Identifiable assets	$1,373,352	$589,530	$74,465	$562,456	$2,599,803

		MEDICAL
Nine months ended	LAND &	DEVICE &	OTHER
March 31, 2016	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$14,950	$-	$4,750	$-	$19,700
Operating income (loss)	$(2,768)	$(276,283)	$(17,098)	$(666,764)	$(962,913)
Interest expense	$5,995	$-	$-	$6,567	$12,562
Depreciation and amortization	$10,646	$51,498	$-	$-	$62,144
Identifiable assets	$1,395,344	$674,776	$4,602	$1,670,664	$3,745,386

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
March 31, 2017	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$9,750	$329,181	$-	$-	$338,931
Operating revenues, net	$9,750	$417,526	$-	$-	$427,276
Operating income (loss)	$8,178	$121,337	$(22,446)	$62,284	$169,353
Interest expense	$11,664	$766	$-	$(3,242)	$9,188
Depreciation and amortization	$(30)	$17,795	$-	$-	$17,765

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
March 31, 2016	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$9,750	$-	$-	$-	$9,750
Operating income (loss)	$(2,666)	$(229,960)	$-	$(439,400)	$(672,026)
Interest expense	$8,869	$-	$-	$-	$8,869
Depreciation and amortization	$7,833	$17,166	$-	$-	$24,999

10.	SUBSEQUENT EVENTS

The Company evaluates subsequent events through the time of our filing on the date we issue our financial statements, which was on June 14, 2017. The following are matters which occurred subsequent to May 31, 2017:

-	Subsequent to March 31, 2017, the Company sold its investment in Marlin for $70,000 cash;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

RedHawk Holdings Corp. was incorporated in the State of Nevada on November 30, 2005 under the name “Oliver Creek Resources, Inc”. At its inception, we were an exploration stage company engaged in the acquisition, exploration and development of natural resources. We discontinued our oil and gas operations in 2014 and changed our business focus. Currently, we are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through its medical products business unit, the Company sells WoundClot Surgical - Advanced Bleeding Control, the SANDD™ Insulin Needle Destruction Unit (formerly known as the Disintegrator™), the Carotid Artery Digital Non-Contact Thermometer and Zonis®. Through our United Kingdom based subsidiary, we manufacture and market branded generic pharmaceuticals, certain other generic pharmaceuticals known as “specials” and certain pharmaceuticals outside of the United Kingdom’s National Health Service drug tariff referred to as NP8’s. Our real estate leasing revenues are generated from a commercial property under a long-term lease. Additionally, the Company’s real estate investment unit holds limited liability company interest in a commercial restoration project in Hawaii. The Company’s financial service revenue is from brokerage services earned in connection with debt placement services. RedHawk Energy holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner.

Working Capital

	March 31, 2017	June 30, 2016
Current Assets	$1,386,682	$2,435,858
Current Liabilities	$1,192,985	$2,100,310
Working Capital (Deficit)	$193,697	$335,548

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

For the nine month period ended March 31, 2017, gross and net revenues from our pharmaceutical products, medical devices and commercial rentals totaled $1,556,548 and $824,392, respectively. Revenues in the pharmaceutical and medical device business unit are expected to continue to improve as market acceptance of our products increases. Additionally, net sales are expected to improve as the Company’s pharmaceutical sales become more weighted to its branded generics which offer lower discounts than the discounts offered for Company’s “special” pharmaceuticals.

Operating Expenses and Loss from Continuing Operations

For the three month period ended March 31, 2017, we report consolidated net income of $151,641 on revenues of $427,276 as compared to a net loss of $653,811 on minimal revenues for the comparable three month period ended March 31, 2016. The reason for the improve profitability resulted from increased revenues and a reduction in non-recurring operating expenses.

Operating expenses for the three month period ended March 31, 2017 totaled $257,923, a $423,853 reduction in the $681,776 of operating expenses for the comparable three month period ended March 31, 2016. The reduction in operating expenses was primarily attributable to lower professional and management fees during the current three month period. Additionally, the Company had accrued certain sales and marketing expenses related to activities that have now been deferred to future periods resulting in the reversal of such accruals that result in the negative sales and marketing expenses for the three month period ended March 31, 2017.

For the nine month period ended March 31, 2017, we incurred a consolidated net loss of $317,559 or $nil per share compared with a loss of $788,924 or $nil per share for the nine months ended March 31, 2016. The decrease in the loss was primarily attributable to (i) improved sales discounts offered to customers in connection with the initial marketing of our pharmaceutical products, including the reversal of certain above market discounts to customers affiliated to the noncontrolling interests of EcoGen based on the agreement that such discounts are deemed distributions to such parties related to preferred shares of EcoGen; (ii) reductions in non-recurring transaction costs incurred in connection with certain pending acquisitions; (iii) reductions in certain litigation costs incurred in connection with claims against certain investors from the November 2014 private equity raise and the pursuit of claims against the Company’s former professionals; and (iv) reductions in management fees.

Operating expenses for the nine months ended March 31, 2017 were $1,072,948 compared with $982,613 for the nine months ended March 31, 2016. The increase of approximately $90,335 was principally due to increased business activity during the 2017 nine month period which did not exist during the comparable nine month 2016 period. These increased operating costs were partially offset by reductions in expenses discussed above.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $16,891 compared with $727,631 at June 30, 2016. Additionally, at June 30, 2016, we had $339,032 of marketable securities compared with $nil at March 31, 2017.

During the nine month period ended March 31, 2017, we completed the funding of $210,000 of new convertible notes. With the available proceeds from the notes, combined with available cash and proceeds from the sale of our marketable securities, we paid the balance outstanding under the line of credit.

During the three months ended September 30, 2016, as we commenced sales of our pharmaceutical products and medical devices, we continued to focus on recapitalizing our balance sheet and reducing cash outlays for recurring operating costs. During the nine month period ended March 31, 2017, we also used available cash to acquire pharmaceutical and medical device inventories and finance increased business activity.

At March 31, 2017, we had total assets of $2,599,803 compared with $3,638,816 at June 30, 2016. We had total liabilities of $1,804,037 at March 31, 2017 compared with $2,342,427 at June 30, 2016. The decrease in total liabilities was principally due to the reduction of the outstanding balance due under the line of credit which was partially offset by an increase in convertible notes payable.

To provide liquidity to meet current obligations, during the quarter ended December 31, 2016, the Company entered into a $250,000 line of credit with a stockholder and officer of the Company. As of March 31, 2017, this line of credit has approximately $90,000 of availability. In addition, the Company is pursuing the sale of its real estate holdings. Also refer to the Going Concern section of Note 1 to our unaudited consolidated financial statements.

Cash Flows

	Nine months ended March 31,
	2017	2016
Cash Flows used in Operating Activities	$(390,736)	$(539,257)
Cash Flows provided by (used in) Investing Activities	$297,574	$543,675
Cash provided by (used in) Financing Activities	$(629,370)	$329,828
Net Increase (Decrease) in Cash During Period	$(710,739)	$334,246

Cash Flow from Operating Activities

During the nine month period ended March 31, 2017, $390,736 of cash was used in our operating activities as compared to $537,257 in the comparable nine month period ended March 31, 2016. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities.

For the nine month period ended March 31, 2017, we incurred a net loss of $317,559. We have consolidated the financial operations of EcoGen Europe Ltd. EcoGen commenced sales of its branded generic drugs and specials during this nine month period. As a result of this increased business activity, our accounts receivables and inventories increased a total of approximately $27,000 and our accounts payable and accrued liabilities increased by approximately $158,000. In addition, $313,177 of net revenue related to sales to customers affiliated with the noncontrolling interests in EcoGen were considered to be deemed distribution to those noncontrolling interests and served to redeem preferred shares in EcoGen that were previously outstanding.

Cash Flow from Investing Activities

During the nine month period ended March 31, 2017, we received approximately $368,000 from the sale of marketable securities. We also invested $70,000 into Marlin USA energy Partners, LLC.

Cash Flows from Financing Activities

During the nine month period ended March 31, 2017, we received $210,000 from the issuance and sale of our convertible debentures and approximately $160,000 from advances from a related party under a line of credit agreement. The proceeds from the convertible debentures, combined with the proceeds from the sale of the marketable securities and available cash, was used to pay in full the outstanding principal balance on our line of credit of approximately $1,000,000.

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

On November 5, 2015, we received a notice from FINRA that they declined our request as being “deficient and…necessary for the protection of investors.” The FINRA decision was based on previously resolved allegations against Daniel J. Schreiber, our former Chief Executive Officer. Mr. Schreiber continues to beneficially own approximately 8.5% of our common stock.

In January 2017, the Company joined with its largest shareholder and filed suit in United States District Court for the Eastern District of Louisiana against Daniel J. Schreiber, individually, and the Schreiber Living Trust Dated September 8, 1995 (Case No. 2:17-cv-00819). The complaint includes allegations against the Defendants for Securities Fraud under Sections 10B and 20 of the Exchange Act and SEC Rule 10b-5; Securities Fraud under Sections 18 and 20 of the Exchange Act; Fraud under Louisiana State Law; Breach of contract; Unjust Enrichment; and, Breach of Fiduciary Duties.

In April 2017, Daniel J. Schreiber, individually, and as Trustee of the Schreiber Living Trust, filed suit against the Company and its board of directors, individually, in the United States District Court for the Southern District of California (Case No. 17CV0824WQHBLM). The complaint alleges RedHawk has unfairly blocked the Schreiber Living Trust from selling its ownership shares in the Company; includes allegations of Violation of UCC Section 8-401 and Equivalent State Law; Breach of Fiduciary Duty; Negligence and Unfair Business Practices. The Company denies all of the allegations alleged in the complaint and intends to vigorously defend itself and its board of directors against the allegations set forth in the complaint.

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

The Court has now entered a Memorandum of Decision & Order. It has dismissed the claims against Saturna and PLS for a lack of jurisdictional venue. The Court transferred the claims against MacDonald, Gregory Rotelli and the Company to the United States District Court for the Southern District of New York. At this point, the Company has not yet determined if it will continue pursuing the claims against Saturna and PLS in another jurisdictional venue.

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

REDHAWK HOLDINGS CORP.
(Registrant)

Dated: June 14, 2017	/s/ Thomas J. Concannon
Thomas J. Concannon
Chief Executive Officer
(Principal Executive Officer)

Dated: June 14, 2017	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

