Form 10-K
period 2017-06-30
RedHawk Holdings Corp.
filed 2017-11-01
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File No. 000-54323

RedHawk Holdings Corp.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-3866475
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Rue Beauregard, Suite 206 Lafayette, LA	70508
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (337) 269-5933

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2016 was approximately $2,174,709 based on the closing price of $0.012 per share as reported on the OTCQB Markets. As of June 30, 2017, the registrant had 361,049,027 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

REDHAWK HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2017

Cautionary Note About Forward-Looking Statements

This Annual Report on Form 10-K (which we refer to as this “Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws. These statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks listed below and described in “Part I, Item 1A. Risk Factors” in this Form 10-K, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements:

●	Changes in the effects of the significant level of competition that exists in the medical device distribution industry, or our inability to attract customers for other reasons.

●	The unexpected cost of regulation applicable to our industry, and the possibility of future additional regulation.

●	Our lack of adequate insurance coverage in the event we incur an unexpected liability.

●	Our lack of a proven operating history and the possibility of future losses that are greater than we currently anticipate.

●	The possibility that we may not be able to generate revenues or access other financing sources necessary to operate our business.

●	Our inability to attract necessary personnel to run and market our business.

●	The volatility of our stock price.

●	Changes in the market prices for our products, or our failure to perform or renew the distribution agreement for our products.

●	Our failure to execute our growth strategy or enter into other lines of business that we may identify as potentially profitable for us.

●	Changes in economic and business conditions.

●	Changes in accounting policies and practices we may voluntarily adopt or that we may be required to adopt under generally accepted accounting principles in the United States.

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

The Company, through its medical products business unit, we manufacture and sell our Sharps and Needle Destruction Device (SANDD mini™) and our Carotid Artery Digital Non-Contact Thermometer. We also distribute for third parties WoundClot – Advanced Bleeding Control, the Thermofinder FS-700 Pro (professional model) and FS-700 (retail model digital non-contact thermometers and Zonis®. The Company’s real estate leasing revenues are generated from a commercial property under a long-term lease. Additionally, the Company’s real estate investment unit holds limited liability company interest in a commercial restoration project in Hawaii. RedHawk Energy Corp., LLC holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner.

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

Effective July 22, 2013, we entered into and closed a securities purchase agreement with Asher Enterprises, Inc. (which we refer to as “Asher”). Under the terms of the agreement, we issued an 8% convertible promissory note, in the principal amount of $57,000, with a maturity date of April 17, 2014 which could be converted into shares of our common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from July 15, 2013, subject to adjustments as further set out in the note. We had the right to prepay the note together with all accrued interest within 180 days of July 15, 2013 subject to a prepayment penalty equal to 15% during the first 30 days of the prepayment period and increasing by 5% during each subsequent 30-day period. Following the maturity date of April 17, 2014, the note bore interest at the rate of 22%. As of March 25, 2014, all of the unpaid principal and accrued interest in respect to these convertible promissory notes was converted into shares of our common stock. (See “Recent Sales of Unregistered Securities”)

On September 23, 2013, we closed another securities purchase agreement dated September 17, 2013 with Asher. Under the terms of the agreement, we issued an 8% convertible promissory note, in the principal amount of $32,500, with a maturity date of June 19, 2014 which could be converted into shares of our common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from June 19, 2014, subject to adjustments as further set out in the note. We had the right to prepay the note together with all accrued interest within 180 days of September 17, 2013 subject to a prepayment penalty equal to 15% during the first 30 days of the prepayment period and increasing by 5% during each subsequent 30-day period. Following the maturity date of June 19, 2014, the note would have borne interest at the rate of 22%. As of April 8, 2014, all unpaid principal and accrued interest in respect of the convertible promissory note was converted into shares of our common stock. (See “Recent Sales of Unregistered Securities”).

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

As of June 30, 2017, we have issued approximately $586,000 of convertible promissory notes (“Convertible Notes”). The Convertible Notes are secured by certain Company real estate holdings. The Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. Beginning 180 days after issuance of the Convertible Notes, the Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Convertible Notes. The Company may only issue the notice of its intent to redeem the Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. The holder of the Convertible Notes has the right to convert all or any portion of the Convertible Notes at the conversion price at any time prior to redemption. At June 30, 2017, there were $586,140 ($462,384 net of deferred financing costs and beneficial conversion option) of Convertible Notes outstanding which are convertible into our common stock at a conversion rate of $0.015 per share or 39,075,990 shares.

Current Business Segments

Branded Generic Pharmaceuticals and Medical Device Sales and Distribution

Branded Generic Pharmaceuticals. On March 24, 2016, RedHawk Pharma UK Ltd (“RedHawk Pharma”), a wholly-owned subsidiary of RedHawk, signed a definitive agreement with Scarlett Pharma LTD (which we refer to as “Scarlett”) to complete the acquisition of a 25% ownership investment in EcoGen, a United Kingdom based company specializing in the manufacturing and marketing of certain branded generic pharmaceuticals and medical devices. Subsequent to June 30, 2017, the Company entered into a share transfer agreement wherein RedHawk increased its ownership position in EcoGen to 75%. Further, the Company has reached an agreement in principal with Scarlett and its affiliate wherein, when complete, RedHawk will further increases its ownership position in EcoGen.

Under the terms of the agreement in principal, Scarlett and its affiliate have agreed to surrender to the Company, 10 million shares of RedHawk’s outstanding common stock, transfer to RedHawk Pharma approximately $300,000 of EcoGen’s preferred stock plus other consideration in exchange for RedHawk Pharma assuming approximately $370,000 of obligations due to EcoGen.

In order to expand EcoGen’s licensing assets and dossiers, and to pursue continuing organic and strategic branded generic pharmaceutical growth opportunities, the Company announced in August 2017, the execution of a non-binding letter of intent to acquire a portfolio of European (“EU”) hospital injectable anti-infective branded generic licenses for the ultimate issuance of market authorizations in up to twelve (12) EU markets for seven core anti-infective products including piperacillin-tazobactam (PipTaz), meropenem, imipenem/cilastatin and the four (4) most widely used cephalosporins.

A generic drug is a pharmaceutical drug that is the equivalent to a brand name product in dosage, strength, route of administration, quality, performance and intended use. The term may also refer to any drug marketed under its chemical name without advertising, or to the chemical makeup of a drug rather than the brand name under which the drug is sold. Although they may not be associated with a particular company, generic drugs are subject to government regulations in the countries where they are dispensed. They are labeled with the name of the manufacturer and the nonproprietary adopted name of the drug. A generic drug must contain the same active ingredients as the original brand name formulation. In most cases, generic drugs become available after the patent afforded to a drug’s original developer expires. Once generic drugs enter the market, competition often leads to substantially lower prices for both the brand name drug and its generic equivalents. Clinicians in the United Kingdom are encouraged to write prescriptions for patent protected drugs by their generic name in preparation for such drugs losing their patent protected status, with the prescribed drug being dispensed to the patient by a community pharmacy. Pharmacists are obligated by law to dispense the brand that is written, should the clinician not use the generic name when prescribing a particular treatment, with all drugs being dispensed against a set tariff pricing structure. The pharmacist therefore procures the generic drug at the lowest available price from the wholesale supply chain, who in turn procures the lowest priced drug from any available manufacturer, ensuring that the generic drug market in the United Kingdom is purely drive by cost. The legal obligation on United Kingdom pharmacists to dispense a branded product if that is so prescribed presents the opportunity for the branded generic strategy of EcoGen. With a portfolio of widely prescribed generic drugs listed as trademarked branded generics, EcoGen can offer significant budgetary savings when compared to standard generics by offering these branded generics for sale at a price below the listed generic tariff. With UK Commissioning Groups being driven to find savings across their budgets where possible, EcoGen’s branded generic strategy has been met favorably and sales of EcoGen’ branded generic drugs initially occurred in the third calendar quarter of 2016.

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

The proper management of medical waste, also referred to as biohazardous waste, biomedical waste or infectious waste, which is generated in healthcare facilities, commercial businesses and private home healthcare is extremely important to avoid regulatory issues and more importantly to prevent the spread of infectious diseases. Needles and soft wastes, those saturated with blood or certain other bodily fluids, must be properly handled, contained, stored, shipped and treated in accordance with all governmental regulations. To date, the most common system used to dispose of used needles has been sharp container boxes. Generally, this type of device is compatible for use in healthcare facilities, commercial businesses and private homes. It is a portable device used to destroy needles and lancets utilizing an electrical current which incinerates the lancet or syringes. It uses a rechargeable battery which delivers an electrical current to produce an arc of electricity directed at the tip of the syringe. This electrical arc disintegrates the needle and any residue is collected in a self-contained chamber in the device. The Company’s initial needle destruction device is referred to as the Sharps and Needle Destruction Device, the SANDD mini. This device aims to change both the way patients and physicians dispose of their needles and to eliminate the risk of needle stick injuries in the future. Utilizing a plasma arc the SANDD mini heats the needle to over 2500 degrees Celsius in less than three seconds, eliminating both the needle and all known pathogens in the process. The device uses a rechargeable battery to deliver the plasma arc to the needle. A fully charged battery will disintegrate greater than 100 needles before needing to be recharged. The SANDD mini is designed to be used with hypodermic needles attached to prefilled syringes or diabetic pen injection devices that measure less than 1 inch in length and between 27-32 gauges in diameter. The device produces little to no waste leaving the syringe to be disposed of in general waste as opposed to the need for the use of a sharps box. The change in this route of waste disposal is projected to offer healthcare providers significant budgetary savings and ease of disposal in home healthcare settings. The SANDD mini has completed its field evaluation and is now available for sale.

Third Party Medical Device Distribution

In the future, we will only market products we own and manufacture. Until we adequately develop our product base, we will offer for sale, certain medical devices owned by third parties. We will, however, periodically review the market acceptance of each third-party product being marketed by us and examine the profitability of each third-party marketing effort in comparison to the cost incurred in order to market that product. In the future, we may decide the market acceptance of a particular product is not adequate or profitability of marketing such product is unacceptable. As such, we may periodically add, revise, amend or discontinue various third-party distribution agreements.

Woundclot. On February 2, 2016, the Company announced that RedHawk Medical Products UK Ltd, a wholly owned subsidiary of the Company, had entered into a contract with Core Scientific Creations Ltd. for the distribution of WoundClot Surgical – Advanced Bleeding Control (which we refer to as “WoundClot”) in the United Kingdom. WoundClot, developed and manufactured in Israel by Core Scientific Creations Ltd, is the first UK Class III medical device, fully implantable surgical hemostat designed to stop moderate to severe arterial and venous hemorrhage without the need to compress directly onto the wound.

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

During 2016, the Company, in conjunction with EcoGen Europe Ltd (which we refer to as “EcoGen”), our European branded generic pharmaceutical subsidiary, has begun marketing the product to large teaching hospitals in the United Kingdom. While the product has been successfully trialed in various surgery disciplines including cardiothoracic, hepatobiliary, pediatric neurosurgery, vascular and trauma surgery and has been shown to outperform currently established products, market acceptance in the UK has been disappointing. As such, we are considering the possible introduction of WoundClot into other markets including the United States.

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

The Thermofinder is medical grade non-contact thermometer that is currently approved and distributed in Asia and Europe, and its features include the following:

●	Two measuring modes, including body temperature and surface/ambience modes, which allow the reading of air temperature and fluid temperature (for example, bath water, baby’s bottles).

●	Non-invasive design—Operated by pointing and pressing within 3-5 centimeters of the patient’s forehead or other target.

●	Easy to read LCD backlit display with multi-color screen and alert function. A green light is shown for normal reading, and an orange light for high readings.

●	Less than 2 second reading response time.

●	Reading accuracy within 0.3 degrees Celsius for body temperature and 2 degrees Celsius for object temperature.

●	International Organization for Standardization (ISO) 13485 and American Society for Testing and Materials (ASTM) Compliant.

●	More hygienic than conventional oral and ear reading thermometers—Eliminates the need for probe covers and reduces sterilization requirements.

●	The FS-700 Pro model is equipped with a medical grade protection cover, logo lanyard, anti-microbial option, and rechargeable battery and station.

Zonis. EcoGen distributes Zonis into a number of European countries, Australia and New Zealand. Zonis is a patented antimicrobial ionic silver calcium catheter dressing with both wound healing and hemostatic properties. It is designed to be placed directly over the exit site of all vascular and non-vascular percutaneous medical devices. Zonis reduces bacteria colonization and related bloodstream infections by delivering ionic silver directly to the site.

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

Real Estate Held for Sale

During fiscal 2017, we announced the planned sale of certain real estate investments. The Company believes these properties have maximized their return and the sale proceeds resulting therefrom will be better utilized in our more profitable branded generic pharmaceutical and medical device business units.

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

In August 2017, we entered into a new triple-net lease agreement with the Louisiana 3rd Circuit Court of Appeals to renew and extend the current lease term to December 31, 2022.

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

We have entered into an agreement for the lease, with an option to purchase, these former offices. Under the terms of the new agreement, the tenant will lease the property through June 30, 2018 and, at the end of the lease term, the tenant has the option to purchase the property for $300,000

Specialized Security System Manufacturing and Distribution

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

Customers, Marketing and Contracting

Our medical devices and branded generics are to be marketed to a broad base of users and are ideal for home and institutional use. The market for our devices and branded generics include:

●	Retail Pharmacies

●	Hospitals

●	Physicians’ Offices

●	Private and Public Healthcare Clinics

●	Corrections Facilities

●	Schools

●	Veterinary Clinics

●	Emergency Services

●	Long Term Care Facilities

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

Establishment License. Owners or operators of places of business (also called establishments or facilities) that are involved in both the production and distribution of medical devices intended for use in the United States (U.S.) are required to register annually with the FDA. This process is known as establishment registration. Most establishments that are required to register with the FDA are also required to list the devices that are made there and the activities that are performed on those devices. As a domestic distributor of certain medical devices in the United States, we will not be required to obtain an establishment license for those products, although the owner/operator of the products we distribute will be so required. Certain countries do not require an establishment license. Our needle destruction unit has an establishment license registered with the FDA.

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

Premarket Clearance. We focus our medical device distribution business on Class I and II medical devices. WoundClot and electronic clinical thermometers such as the Thermofinder are classified as Class II devices by the FDA are not subject to Premarket Approval (PMA) SANDD is currently classified as a Class III medical device.

Each person who wants to market in the U.S., a Class I or II device intended for human use, for which a Premarket Approval (PMA) is not required, must submit a 510(k) application to the FDA unless the device is exempt from the Section 510(k) requirements of the Federal Food, Drug, and Cosmetic Act (the Act).

A 510(k) application is a pre-market submission made to the FDA to demonstrate that the device to be marketed is at least as safe and effective, that is, substantially equivalent to a legally marketed device that is not subject to PMA. Submitters must compare their device to one or more similar legally marketed devices and make and support their substantial equivalency claims. A legally marketed device is a device that was legally marketed prior to May 28, 1976, for which a PMA is not required, or a device that has been reclassified from Class III to Class II or Class I, or a device which has been found substantially equivalent through the 510(k) process. The legally marketed device(s) to which equivalence is drawn is commonly known as the “predicate.” Although devices recently cleared under 510(k) are often selected as the predicate to which equivalence is claimed, any legally marketed device may be used as a predicate. Legally marketed also means that the predicate cannot be one that is in violation of the Act.

Before marketing a device, each submitter must receive an order, in the form of a letter, from the FDA which finds the device to be substantially equivalent and states that the device can be marketed in the U.S. This order “clears” the device for commercial distribution.

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

A device is substantially equivalent if, in comparison to a predicate it:

●	has the same intended use as the predicate; and
●	has the same technological characteristics as the predicate;

or

●	has the same intended use as the predicate;
●	has different technological characteristics and the information submitted to the FDA;
●	does not raise new questions of safety and effectiveness; and
●	demonstrates that the device is at least as safe and effective as the legally marketed device.

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

A device may not be marketed in the U.S. until the submitter receives a letter declaring the device substantially equivalent. If the FDA determines that a device is not substantially equivalent, the applicant may:

●	resubmit another 510(k) application with new data;
●	request a Class I or II designation through the de novo process;
●	file a reclassification petition; or
●	submit a premarket approval application (PMA).

Status of Medical Device Premarket Clearance. SANDD received its PMA in March 15, 2002. HuBDIC Co. Ltd. made a 510(k) submission to the FDA on January 29, 2014 and received pre-market clearance for the Thermofinder FS-700 and FS-700 Pro on or about July 2, 2014.

Future Business Opportunities. The Company’s board of directors is currently evaluating our future strategy for marketing all of our medical devices including SANDD mini, WoundClot and the Thermofinder FS-700 and FS-700 Pro non-contact thermometers. Under consideration is possibly contracting with third parties for the distribution of the our medical devices to hospitals, doctors, schools, first responders, home health care providers, etc. The Company is considering engaging an independent marketing representative to offer its SANDD mini and the consumer version of the digital non-contact thermometer, Thermofinder FS-700, through retail chains. No decision has yet been made on the future marketing strategies.

Our board of directors is evaluating whether to seek opportunities related to the distribution of other medical devices besides WoundClot, Zonis and the Thermofinder.

The Company’s board of directors is also considering entry into other lines of business including, but not necessarily limited to, commercial and hospitality real estate, specialized financial services and equipment rental services. No decision has yet been made on entering these or other future lines of business.

Insurance

Branded Generic Pharmaceuticals and Medical Devices. Our operations and products are subject to inherent risks of personal safety and injury and, as such, we maintain insurance policies on the sale of our products to protect us in the event of a loss. Insurance coverage is provided for us by the owners of the products we distribute for third parties where we consider such coverage necessary.

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

In the face of competition, we may not be successful in acquiring or successfully exploiting any distribution rights which we have acquired or may acquire in the future. Despite this, we hope to compete successfully in the medical device industry by:

●	maintaining low operating costs;
●	relying on the strength of our management’s and future sales team’s contacts;
●	utilizing our team’s previous product and sales and support experience in the specific device area; and
●	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Employees

Currently, we do not have any employees. Our officers are providing their services to us on an independent consultant basis, but, at this time, we have not entered into any consulting or employment agreements with them. Our directors, executive officers and certain contracted individuals play an important role in the running of the Company. We do not expect any material changes in the number of employees over the next 12-month period. We intend to engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our anticipated sales and marketing programs.

Available Information

We are required to file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K with the U.S. Securities and Exchange Commission (which we refer to as the “SEC”) and our filings are available to the public on our website at www.redhawkholdingscorp.com and at the SEC’s website at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Our business routinely encounters and attempts to address risks, some of which will cause our future results to differ, sometimes materially, from those originally anticipated. Below, we have described our present view of the most significant risks facing the Company. The risk factors set forth below are not the only risks that we may face or that could adversely affect us. If any of the circumstances described in the risk factors discussed in this Form 10-K actually occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected. If this were to occur, the trading price of our securities could decline significantly, and stockholders may lose all or part of their investment.

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

We have a limited history of profitable operations – we first reported net income from our operations for the three-month period ended March 31, 2017. We incurred net losses of $407,681 and $1,306,820 for the fiscal years ended June 30, 2017 and 2016, respectively. As a result, at June 30, 2017, including preferred stock dividends, we had an accumulated deficit of $3,243,543. We have sustained significant costs in connection with the acquisition and development of certain technologies and businesses combined with significant legal fees incurred in connection with certain litigation matters. Prior to the fiscal year ending June 30, 2017, we did not generate any significant revenues. Our continued profitability will require reduction of our operating costs, reduced non-recurring legal fees and the successful commercialization of our medical device technology, branded pharmaceutical, security systems or future products for which we may acquire a distribution license. We may not, however, be able to successfully exploit any distribution rights which we acquire and may never become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

As discussed in Note 1 to our financial statements for the year ended June 30, 2017, with the exception of the three-month period ended March 31, 2017, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives. We expect to continue to incur development costs and operating costs, losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released, and sales of such products made so that we are operating in a profitable manner. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our 2017 financial statements that states there is substantial doubt about our ability to continue as a going concern.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if we are unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities, debt financing and stockholder loans to meet our cash requirements. We may continue to have negative cash flows. There is no assurance that actual cash requirements will not exceed our estimates. We may require additional funds to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

Our ability to market and sell our medical devices will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

●	support our planned growth and carry out our business plan;
●	hire quality personnel for all areas of our business; and
●	address competing technological and market developments.

We have a total of 450,000,000 authorized shares, of which 361,049,027 shares of our common stock were outstanding as of June 30, 2017. Because of the limited number of available authorized shares, we may not be able to obtain adequate additional equity or debt financing on acceptable terms as required. In order to raise adequate levels of capital necessary to meet the Company’s future needs, the board of directors may need to consider completing a reverse stock split, amending our articles of incorporation to increase the number of authorized shares or authorize the possible issuance of preferred stock. Certain of these considerations may require regulatory approval.

Subsequent to June 30, 2017, we reached an agreement in principal on various matters including the surrender by Scarlett of 10 million shares of our outstanding stock which, when completed, these shares will be returned into our treasury. This agreement is in the process of being finalized as of the date of this filing.

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

If we fail to effectively manage the growth of the Company and the commercialization of our medical devices, our future business results could be harmed, and our managerial and operational resources may be strained.

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

The Company has never filed federal or state tax returns. While the Company has incurred losses since its inception and no tax liabilities are expected, the failure to file federal and state tax returns could result in penalties. The Company expects to bring its tax filings current during the fiscal year ending June 30, 2018.

Risks Related to the Market for Our Stock

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

Because our stock is thinly traded, the market price of our common stock can fluctuate significantly. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include: our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors; changes in financial estimates by us or by any securities analysts who might cover our stock; speculation about our business in the press or the investment community; significant developments relating to our relationships with our customers or suppliers; stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; customer demand for our products; changes in governmental regulation of the medical devices that we distribute; investor perceptions of our industry in general and the Company in particular; the operating and stock performance of comparable companies; general economic conditions and trends; announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; changes in accounting standards, policies, guidance, interpretation or principles; loss of external funding sources; sales of our common stock, including sales by our directors, officers or significant stockholders; and additions or departures of key personnel. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

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

We intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends on our common stock in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, our ability to pay dividends and meet other obligations may depend upon the receipt of dividends or other payments from any operating subsidiaries we may have in the future.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located at 120 Rue Beauregard, Suite 206, Lafayette, Louisiana 70508. We lease approximate 1,000 square feet of office space. The offices are under lease through April 30, 2018 at a rate of $1,200 per month with the option to extend the lease for two, one-year periods. As of the date of this filing, we have not sought to move or change our office site as our space is adequate to meet our needs.

Our primary U.S operations facilities for testing our security system and maintaining our medical device inventory are located in leased facilities in at the Louisiana Business & Technology Center in Baton Rouge, Louisiana (“LSU Innovation Center”). This facility is located on the South Campus of Louisiana State University. At the LSU Innovation Center, we lease two (2) offices and warehouse facilities totaling approximately 1,800 square feet for. $1,100 per month. The lease expires on December 31, 2017 and is subject to an annual renewal.

In the United Kingdom, we lease approximately 650 square feet of administrative offices. Our inventory of generic pharmaceuticals is maintained in a bonded, pharmaceutical approved, third party warehouse and distribution facility near London, United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

On January 31, 2017, the Company and a stockholder filed a complaint (the “Complaint”) in the United States District Court for the Eastern District of Louisiana (RedHawk Holdings Corp. and Beechwood Properties, LLC Case No. 2:17-cv-819). The Complaint names Daniel J. Schreiber (“Schreiber”) and the Schreiber Living Trust – DTD 2/08/96 (the “Schreiber Trust”) as defendants. Schreiber is the former Chief Executive Officer and director of RedHawk. The Schreiber Trust, of which Schreiber is the Trustee, is a shareholder of the Company. The Complaint lodged claims on behalf of RedHawk for securities fraud, fraud, and Schreiber’s breach of fiduciary duties.

On April 24, 2017, RedHawk and its shareholder filed an amended complaint (“Amended Complaint”) naming Schreiber as the only proper defendant in the suit, individually and as Trustee of the Schreiber Trust.

On May 22, 2017, Schreiber filed a motion to dismiss, or in the alternative to transfer, the suit on the grounds of lack of personal jurisdiction and improper venue. After the parties filed an opposition and reply, on August 16, 2017 the court denied the motion.

On September 13, 2017, Schreiber filed an answer to the Amended Complaint, as well as counterclaims against RedHawk, Beechwood, and a director of RedHawk for actions allegedly taken in the course of his duty as a director. The counterclaims against RedHawk and its director are for alleged violation of UCC § 8-401, breach of fiduciary duty, negligence, and unfair trade practices.

The legal remedies sought in these counterclaims were the subject of a lawsuit filed previously by Schreiber in the United States District Court for the Sothern District of California on April 24, 2017 (Case No. 3:17-cv-8824). At the time of the answer of the Louisiana lawsuit, the California action was still pending, and the answer asked that the counterclaim filed in Louisiana be stayed until the California case was adjudicated. On September 26, 2017, the court in the California action granted RedHawk’s motion to dismiss that suit.

On October 10, 2017 a scheduling conference was held. The parties agreed to, among other matters, to exchange documents and conduct other discovery, and to schedule a bench trial starting June 11, 2018.

RedHawk plans to vigorously contest the claims against it in this matter and to pursue the claims against Schreiber, individually and as Trustee of the Schreiber Trust.

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

OTC Bulletin Board

Quarter Ended	High	Low

June 30, 2017	$0.0200	$0.0032
March 31, 2017	$0.0200	$0.0075
December 31, 2016	$0.0280	$0.0075
September 30, 2016	$0.0420	$0.0131
June 30, 2016	$0.0299	$0.0115
March 31, 2016	$0.0310	$0.0186
December 31, 2015	$0.0150	$0.0405
September 30, 2015	$0.0180	$0.0062

Holders

As of September 15, 2017, an aggregate of 361,049,027 shares of our common stock were outstanding plus an additional 18,021,535 shares were held in treasury stock. There were 13 shareholders of record of our common stock plus approximately 3,000 shareholders of shares held in street name. On September 18, 2017, the last reported sale of our common stock as reported by the Over-the-Counter Official Market site was $0.019 per share. Subsequent to September 15, 2017, we entered into a share transfer agreement to increase our ownership position in EcoGen Europe Ltd. In connection with this share transfer agreement, we will receive 10,000,000 shares of previously issued common stock which will be returned to treasury.

Our common shares are issued in registered form. Transfer Online, Inc. (telephone number 503-227-2950) is the registrar and transfer agent for our common shares.

Dividends

We have never paid a cash dividend on our common stock. We intend to retain our future earnings, if any, to meet our and to finance the future operations of our business. Therefore, we do not plan to declare or pay any dividends to holders of our common stock in the foreseeable future. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

During the fiscal years ended June 30, 2016 and June 30, 2017, we sold the following securities in transactions that were not registered under the Securities Act of 1933, as amended (which we refer to as the “Securities Act”).

(1)	On October 15, 2015, we sold 5,000,000 shares of our common stock to an accredited investor in exchange for an aggregate of $50,000 cash.

(2)	On November 13, 2015, we issued 215 shares of our Series A Preferred Stock in connection with the acquisition of certain commercial real estate from a related party, which is an entity controlled by a stockholder and officer of the Company. On December 31, 2015, in exchange for 300 shares of our Series A Preferred Stock, we acquired from a related party, which is an entity controlled by a stockholder and officer of the Company, certain real estate to be used as our corporate offices (See Note 3).

(3)	On December 31, 2015, we issued 625 shares of Series A Preferred Stock to acquire certain limited liability company membership interest in a real estate development located in Hawaii (See Note 4).

(4)	On December 31, 2015, a stockholder and officer of the Company converted $100,000 of the outstanding principal and interest balance due to the stockholder in exchange for 100 shares of our Series A Preferred Stock (See Note 6).

(5)	On December 30, 2015, we received, from a stockholder and officer of the Company, $1,862,458 of cash and marketable securities, net of a $980,000 line of credit balance, in exchange for 1,000 shares of our Series B Preferred Stock.

(6)	On February 1, 2016, we received from an officer of the Company, $250,000 of cash in exchange for 250 shares of our Series B Preferred Stock.

(7)

On March 23, 2016, we issued 10,000,000 shares of our common stock, having a fair market value of $260,000, in connection with entering into a purchase agreement with Scarlett to acquire a 25% ownership interest in EcoGen.

(8)	On January 10, 2017, we issued 3,726,480 shares of our common stock in connection with the exercise of warrants exercised pursuant to a private equity sale to an accredited investor on November 1, 2014.

(9)	On January 10, 2017, we issued 250,000 shares of our common stock to a former member of our board of directors as compensation of services rendered.

(10)	On June 30, 2017, a stockholder and officer of the Company converted $250,000 of the outstanding principal and interest due to the stockholder in exchange for 233 shares of our Series A Preferred Stock (See Note 6)

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

On December 31, 2015, we acquired certain commercial real estate from a related party that is an entity controlled by a shareholder and officer of the Company, to be used as our corporate office, for $300,000 consisting of $35,000 of land and $265,000 of buildings and improvements. The purchase price was paid by the Company with the issuance of 300 shares of the Company’s Series A Preferred Stock. The purchase price of the property was determined by independent third-party appraisal.

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

On December 31, 2015, the Company completed the acquisition of certain high-quality medical products technology, including the tangible and intangible assets, for the Disintegrator and the Carotid Artery Non-Contact Thermometer. The Disintegrator is the only needle destruction device which has been approved by the United States Food and Drug Administration.

On March 24, 2016, the Company announced that its wholly owned subsidiary, RedHawk Pharma UK Ltd, has signed a definitive agreement with Scarlett to complete the acquisition of a 25% ownership investment in EcoGen, a United Kingdom based company specializing in the manufacturing and marketing of certain branded generic pharmaceuticals and medical devices. Subsequent to June 30, 2017, we have agreed to increase our ownership position in EcoGen to 75%.

We have authorized the issuance of up to $1 million in principal amount of convertible promissory notes (which we refer to as the “Convertible Notes”). The Convertible Notes are secured by certain Company real estate holdings and real estate holdings of a stockholder. The Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. Beginning 180 days after issuance of the Convertible Notes, the Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Convertible Notes. The Company may only issue the notice of its intent to redeem the Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. The holder of the Convertible Notes has the right to convert all or any portion of the Convertible Notes at the conversion price at any time prior to redemption. At June 30, 2017, there were approximately $586,000 of Convertible Notes outstanding which are convertible into our common stock at a conversion rate of $0.015 per share or 39,075,990 shares

On February 1, 2016, we received from an officer of the Company, $250,000 of cash in exchange for 250 shares of our Series B Preferred Stock.

At June 30, 2017, a stockholder and officer of the Company elected to convert $250,000 of the outstanding principal and interest balance owed to him into 233 shares of our Series A Preferred Stock.

Working Capital

	June 30, 2017	June 30, 2016
Current Assets	$1,757,742	$2,435,858
Current Liabilities	$1,118,581	$2,100,310
Working Capital	$639,161	$335,548

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

For the twelve-month period ended June 30, 2017, gross and net revenues from our pharmaceutical products, medical devices and commercial rentals totaled $1,670,488 and $929,859, respectively. Revenues in the pharmaceutical and medical device business unit are expected to continue to improve as market acceptance of our products increases. We are restructuring the sales of our pharmaceuticals to focus more on our branded generics and less on the more competitive drug market for “specials” and NP8’s. While we will initially experience a decline in our revenues, we expect net sales are expected to eventually improve as the Company’s pharmaceutical sales become more weighted to its branded generics which offer lower discounts than the discounts offered for Company’s “special” pharmaceuticals.

Operating Expenses and Consolidated Net Loss

For the year ended June 30, 2017, we reported consolidated net loss of $407,681 on net revenues of $929,859 as compared to a net loss of $1,267,960 on minimal revenues for the comparable twelve-month period ended June 30, 2016. The reduction in our net loss resulted from increased revenues and a reduction in non-recurring operating expenses.

Operating expenses for the year ended June 30, 2017 totaled $1,257,774, a $185,898 reduction from the $1,443,672 of operating expenses for the comparable twelve-month period ended June 30, 2016. The reduction in operating expenses was primarily attributable to lower professional fees of $ 214,828, lower management fees of $427,128 and a $25,141 decrease in sales and marketing expenses. These expense reductions were partially offset by increases in product costs, operating expenses and general and administrative expenses as we commenced revenue generating operations.

For the twelve-month period ended June 30, 2017, we incurred a consolidated net loss of $407,681 or $nil per share compared with a consolidated net loss of $1,267,960 or $nil per share for the comparable year ended June 30, 2016. The decrease in the loss was primarily attributable to (i) improved sales of our pharmaceutical products; (ii) reductions in non-recurring transaction costs incurred in connection with certain pending acquisitions; (iii) reductions in certain non-recurring litigation costs; and (iv) reductions in management fees. Additionally, the consolidated net loss in the year ended June 30, 2016 was partially offset by a non-recurring gain of $156,697 which resulted from the expiration of a certain note obligation.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $53,939 compared with $727,631 of cash and $339,032 of marketable securities at June 30, 2016. During the twelve-month period ended June 30, 2017, we completed the funding of $210,000 of new convertible notes. With the available proceeds from the notes, combined with available cash and proceeds from the sale of our marketable securities, we paid the $1,000,495 balance outstanding under the line of credit.

During the year ended June 30, 2017, we commenced sales of our pharmaceutical products and medical devices. We also continued to focus on recapitalizing our balance sheet and reducing cash outlays for recurring operating costs. Because of our short operating history, obtaining traditional bank financing is difficult. As such, we use available cash to acquire pharmaceutical and medical device inventories and internally finance new accounts receivable resulting from increased business activity.

At June 30, 2017, we had total assets of $2,911,325 compared with $3,638,816 at June 30, 2016. We had total liabilities of $1,615,965 at June 30, 2017 as compared with liabilities of $2,342,427 at June 30, 2016. The decrease in both total assets and total liabilities was principally due to the use of cash proceeds and marketable securities to pay off the outstanding balance due under the line of credit. At June 30, 2017, we had working capital of $639,131 as compared to a working capital of $335,548 as of June 30, 2016.

To provide liquidity to meet current obligations and finance our internal growth, we have entered into a $250,000 line of credit with a stockholder and officer of the Company. As of June 30, 2017, the stockholder converted into Series A Preferred Stock, $250,000 loan to the Company under this line of credit. At June 30, 2017, the outstanding amount under this line of credit is approximately $35,000, leaving approximately $215,000 currently available to us under the line of credit at June 30, 2017. Additionally, certain of our real estate assets have matured in our portfolio and as such, we are pursuing the sale of its real estate holdings. When completed, we will use sale proceeds to retire debt and for working capital to continue to expand our other, more profitable, business activities. Also refer to the Going Concern section of Note 1 to our audited consolidated financial statements.

Cash Flows

	Year Ended June 30,
	2017	2016
Cash Flows used in Operating Activities	$(154,640)	$(1,172,960)
Cash Flows provided by Investing Activities	$11,423	$1,325,630
Cash provided by (used in) Financing Activities	$(516,224)	$574,061
Net Increase (Decrease) in Cash During Period	$(673,692)	$726,731

Cash Flow from Operating Activities

During the twelve month period ended June 30, 2017, $154,640 of cash was used in our operating activities as compared to $1,172,960 in the comparable year ended June 30, 2016. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities.

For the year ended June 30, 2017, we incurred a net loss of $407,681 compared to a net loss of $1,267,960 in 2016, or a $860,000 decrease in our net loss. This reasonably compares to the reduction in our cash used in operating activities of approximately $1,000,000. In 2016, we also had a non-cash gain of $156,697 related to the expiration of indebtedness.

Cash Flow from Investing Activities

During the twelve month period ended June 30, 2017, we received approximately $368,000 from the sale of marketable securities. We also invested approximately $356,000 into EcoGen.

Cash Flows from Financing Activities

During the twelve month period ended June 30, 2017, we received $210,000 from the issuance and sale of our convertible debentures and approximately $285,000 from advances from a related party under a line of credit agreement. The proceeds from the convertible debentures, combined with the proceeds from the sale of the marketable securities and available cash, was used to pay in full the outstanding principal balance on our line of credit of approximately $1,000,000. Additionally, at June 30, 2017, $250,000 of the principal balance due to a related party was converted into our Series A Preferred Stock.

Going Concern

We continue to incur operating losses and use cash in our operating activities and are dependent upon asset sales, obtaining third party financing or shareholder loans to pursue any acquisitions and continue our operating activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Subsequent Events

Subsequent to June 30, 2017, we have agreed to a share transfer agreement with Scarlett Pharma Ltd whereby we increased our ownership of EcoGen Europe Ltd to 75%. Additionally, Scarlett and an affiliate have agreed to surrender to us 10,000,000 shares of our outstanding common stock, the transfer to one of our subsidiaries of approximately $300,000 of EcoGen’s preferred stock plus other consideration in exchange for our subsidiary assuming approximately $370,000 of obligations due to EcoGen. This agreement is in the process of being finalized as of the date of this filing.

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

June 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of RedHawk Holdings Corp.

We have audited the accompanying consolidated balance sheets of RedHawk Holdings Corp. (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. RedHawk Holdings Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RedHawk Holdings Corp. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Postlethwaite & Netterville, APAC

Lafayette, Louisiana
October 31, 2017

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

as of June 30,

	2017	2016

ASSETS

Current Assets:
Cash	$53,939	$727,631
Marketable securities, at market value	-	339,032
Receivables	548,992	472,584
Inventory, at cost	364,331	113,795
Assets held for sale	745,854	761,521
Prepaid expenses	44,626	21,295
Total Current Assets	1,757,742	2,435,858
Other Assets
Investment in real estate limited partnership	625,000	625,000
Equity investment in and advances to limited liability companies	-	407,271
Intangible asset, net of amortization of $223,408 and $154,744, respectively	528,583	170,687
	1,153,583	1,202,958

Total Assets	$2,911,325	$3,638,816

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$860,104	$825,934
Liabilities on assets held for sale	251,252	259,703
Line of credit	-	1,000,495
Insurance notes payable	7,225	14,178

Total Current Liabilities	1,118,581	2,100,310

Long-Term Debt:

Due to related party	35,000	-
Convertible notes payable, net of $42,914 and $34,791 in deferred loan costs and unamortized beneficial conversion of $80,842 and $63,092 in 2017 and 2016, respectively	462,384	242,117
	497,384	242,117
Total Liabilities	1,615, 965	2,342,427

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, 5,000 authorized shares and 2,723 and 2,490 issued and outstanding in 2017 and 2016, respectively
5% Series A, 2,750 shares designated, $1,072.12 stated value in 2017, and 1,473 and 1,240 issued and outstanding in 2017 and 2016, respectively	1,579,425	1,240,000
5% Series B, 1,250 shares designated, $1,071.30 stated value in 2017, and 1,250 issued and outstanding in both 2017 and 2016	1,339,120	1,250,000
Common Stock, par value of $0.001 per share, 450,000,000 authorized shares; 379,070,562 and 375,094,082 issued and 361,049,027 and 357,072,547 outstanding at June 30, 2017 and 2016, respectively	379,071	375,094
Additional paid-in capital	1,254,889	1,192,283
Accumulated other comprehensive loss	-	(38,860)
Accumulated deficit	(3,243,543)	(2,646,026)
	1,308,962	1,372,491
Less, Treasury stock 18,021,535 shares, at cost	(76,102)	(76,102)
Total RedHawk Holdings Corp. Stockholders’ Equity	1,232,860	1,296,389
Noncontrolling interest in foreign limited liability company	62,500	-
Total Stockholders’ Equity	1,295,360	1,296,389

Total Liabilities and Stockholders' Equity	$2,911,325	$3,638,816

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

For the Twelve Month Periods Ended June 30,

	2017	2016

Revenues	$1,670,488	$29,450
Less, discounts	(740,629)	-
	929,859	29,450

Operating Expenses:
Costs of goods sold	191,881	-
Sales and marketing expenses	79,163	104,304
Professional fees	392,310	607,138
Management fees	60,000	487,128
Operating expenses	133,655	17,911
Depreciation and amortization	112,729	87,143
General and administrative	288,036	140,048

Total Operating Expenses	1,257,774	1,443,672

Net Income (Loss) from Operations	(327,915)	(1,414,222)

Other Income (Expense):
Expiration of indebtedness	-	156,697
Amortization of discount on convertible debentures	(24,250)	(3,908)

Gain (Loss) on foreign currency exchange	6,651	(55,038)
Gain (Loss) on the sale of assets	(4,052)	59,834
Dividend income	9,968	23,866
Interest expense	(68,084)	(35,189)
	(79,767)	146,262

Consolidated Net Income (Loss)	(407,681)	(1,267,960)

Other comprehensive income (loss):
Unrecognized loss on marketable securities	-	(38,860)
Reclassification adjustment for sale of marketable securities	38,860	-

Consolidated Comprehensive Income (Loss)	(368,821)	(1,306,820)
Less, Net income attributable to noncontrolling interest	62,500	-
Net Loss attributable to RedHawk Holdings Corp.	(431,321)	(1,306,820)

Preferred Stock Dividends	(127,336)	(62,552)

Comprehensive Loss Available for Common Stockholders	$(558,657)	$(1,369,372)

Net Loss Per Share
Basic	$-	$-
Diluted	$-	$-

Weighted Average Shares Outstanding
Basic	359,650,168	359,815,765
Diluted	359,650,168	359,815,765

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

	For the Year Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(407,681)	$(1,267,960)
Adjustments to reconcile net loss to net cash used in continuing operations:
Amortization of intangibles	88,664	68,664
Amortization of discount on convertible debentures	24,250	3,908
Depreciation	15,667	18,479
Amortization of deferred loan costs	11,784	-
Loss on sale of marketable securities	10,318	-
Contributed management services	-	20,000
Expiration of indebtedness	-	(156,697)
Non-cash interest expense	36,139	-
Changes in operating assets and liabilities:
Accounts receivable	(279,412)	(471,974)
Inventory	(249,933)	(104,039)
Prepaid expense and deposits	(23,030)	(21,295)
Accounts payable and accrued liabilities	59,770	737,954
Net Cash Used in Operating Activities	(154,640)	(1,172,960)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from the sale of marketable securities	367,575	1,477,800
Intangible assets acquired	-	(5,000)
Investment in EcoGen	(356,152)	(147,170)
Net Cash Provided by Investing Activities	11,423	1,325,630

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party line of credit	285,000	71,365
Proceeds from the sale of stock	5,950	50,000
Proceeds from issuance of convertible notes	210,000	340,000
Proceeds from issuance of Series B Preferred Stock	-	256,765
Proceeds from exercise of warrants	18,632
Deferred loan costs, net	(19,907)	(34,791)
Preferred stock dividends declared but not paid	-	(62,552)
Proceeds from bank line of credit	-	20,495
Principal payments on bank line of credit	(1,000,495)	-
Net proceeds from insurance notes payable	-	14,178
Principal payments on insurance notes payable	(6,953)	-
Treasury stock acquired	0	(76,102)
Principal payments on long-term debt	(8,451)	(5,297)
Net Cash (Used in) Provided by Financing Activities	(516,224)	574,061

Effect of exchange rate on cash	(14,251)	-

Increase (Decrease) in cash	(673,692)	726,731

Cash, Beginning of Period	727,631	900

Cash, End of Period	$53,939	$727,631

Non-Cash Investing and Financing Activities:
Land and building acquired in exchange for Series A Preferred Stock and assumption of debt	$-	$780,000
Assumption of debt for land and building acquired	$-	$265,000
Exchange of marketable securities and assumption of line of credit for Series B Preferred Stock	$-	$1,855,692
Assumption of debt in exchange for marketable securities acquired	$-	$980,000
Partnership investment acquired in exchange for Series A Preferred Stock	$-	$625,000
Equity investment acquired in exchange for common stock	$-	$260,000
Related party line of credit converted into Series A Preferred Stock	$250,000	$100,000
Preferred stock dividends paid in kind	$158,462	$61,208
Beneficial conversion discount on convertible notes	$42,500	-

Supplemental Disclosures:
Interest paid	$56,300	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(TO BE FURNISHED BY THE COMPANY)

								ACCUMULATED
	SERIES A PREFERRED STOCK		SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	OTHER COMPREHENSIVE	NONCONTROLLING	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	INTEREST	DEFICIT	SHARES	AMOUNT	TOTAL

BALANCE, JUNE 30, 2015	-	-	-	-	360,094,082	360,094	927,826	-		(1,315,615)	-	-	(27,695)

Contributed management services	-	-	-	-	-	-	20,000	-		-	-	-	20,000

Sale of unregistered securities	-	-	250	250,000	5,000,000	5,000	45,000	-		-	-	-	300,000

Acquisitions:
Commercial real estate	215	215,000	-	-	-	-	-	-		-	-	-	215,000
Investment in real estate partnership	625	625,000	-	-	-	-	-	-		-	-	-	625,000
Corporate office	300	300,000	-	-	-	-	-	-		-	-	-	300,000
Equity investment in limited liability corporation	-	-	-	-	10,000,000	10,000	250,000	-		-	-	-	260,000
Working capital contribution	-	-	1,000	1,000,000	-	-	(117,543)	-		-	-	-	882,457
Conversion of shareholder line of credit	100	100,000	-	-	-	-	-	-		-	-	-	100,000
Re-purchase of securities	-	-	-	-	-	-	-	-		-	18,021,535	(76,102)	(76,102)
Fair value of beneficial conversion feature on convertible notes	-	-	-	-	-	-	67,000	-		-	-	-	67,000
Preferred stock dividends declared	-	-	-	-	-	-	-	-		(62,552)	-	-	(62,552)
Unrecognized loss on marketable securities	-	-	-	-	-	-	-	(38,860)		-	-	-	(38,860)
Net loss	-	-	-	-	-	-	-	-	-	(1,267,960)	-	-	(1,267,960)

BALANCE, JUNE 30, 2016	1,240	$1,240,000	1,250	$1,250,000	375,094,082	$375,094	$1,192,283	$(38,860)	$-	$(2,646,026)	18,021,535	$(76,102)	$1,296,389

Fair value of beneficial conversion feature on convertible notes	-	-	-	-	-	-	42,000	-		-	-	-	42,000
Preferred stock dividends	-	-	-	-	-	-	-	-		(127,336)	-	-	(127,336)
PIK Dividends		89,425		89,120			-						178,545
Conversion of shareholder line of credit	233	250,000											250,000

Reclassification adjustment for sale of marketable securities	-	-	-	-	-	-	-	38,860		-	-	-	38,860
Milito shares issued					250,000	250	5,700						5,950
Warrant exercise					3,726,480	3,727	14,906						18,633
									-	-
Net loss	-	-	-	-	-	-	-	-	62,500	(470,181)	-	-	(407,681)

BALANCE, JUNE 30, 2017	1,473	$1,579,425	1,250	$1,339,120	379,070,562	$379,071	$1,254,889	$-	$62,500	$(3,243,543)	18,021,535	$(76,102)	$1,295,360

 The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Notes to the Consolidated Financial Statements

June 30, 2017

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

On March 31, 2014, the Company acquired the exclusive right to distribute certain medical devices and changed the focus of its operations to include medical device distribution. We have expanded our business focus to include other operations. Currently, we are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through its medical products business unit, the Company sells WoundClot Surgical - Advanced Bleeding Control, the SANDD™ Insulin Needle Destruction Unit (formerly known as the Disintegrator™), the Carotid Artery Digital Non-Contact Thermometer and Zonis®. Through our United Kingdom based subsidiary, we manufacture, and market branded generic pharmaceuticals, certain other generic pharmaceuticals known as “specials” and certain pharmaceuticals outside of the United Kingdom’s National Health Service drug tariff referred to as NP8’s. The Company also holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner. Our real estate leasing revenues are generated from a commercial property under a long-term lease. Additionally, the Company’s real estate investment unit holds a limited liability company interest in a commercial restoration project in Hawaii.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will not be able to continue as a going concern without further financing. Currently, the Company must continue to realize its assets to discharge its liabilities in the normal course of business. The Company has generated limited revenues to date and has never paid any dividends on its common stock and is unlikely to pay any common stock dividends or generate significant earnings in the immediate or foreseeable future.

For the year ended June 30, 2017, the Company had a consolidated net loss of $407,681 on net revenues of $929,859 and used $154,640 of cash in operating activities. As of June 30, 2017, the Company had cash of $53,939, working capital of $639,161 and an accumulated deficit of $3,243,543 including preferred stock dividends. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company as of June 30, 2017 and 2016 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (which we refer to as “GAAP”) pursuant to the rules and regulations of the SEC.

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

Marketable Securities

We determine the appropriate classification of our marketable securities at the time of purchase and reassess the appropriateness of the classification at each reporting date. At June 30, 2016, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income or loss. Realized gains and losses on the sale of marketable securities are determined on a specific identification basis. Interest and dividend income is recorded when it is earned and deemed realizable by the Company. At June 30, 2016, the fair value of the marketable securities on hand, which consisted entirely of widely recognized publicly-traded securities, was $339,032. Gross unrealized loss on the fair market value of the marketable securities was $38,860 as of June 30, 2016. As of June 30, 2016, we had trade date receivables of $302,288 recorded which was related to a sale of securities that had a trade date prior to June 30, 2016 and a settlement date after that date. The Company did not hold any marketable equity securities at June 30, 2017.

Accounts Receivable

Accounts receivables are amounts due from customers of our pharmaceutical, medical device and financial services divisions. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of June 30, 2017 and June 30, 2016.

Inventory

Inventory consist of purchased thermometers, an advanced bleeding control, non-compression hemostasis, a patented antimicrobial ionic silver calcium catheter dressing, and certain branded generic pharmaceuticals held for resale. All inventories are stated at the lower of cost or net realizable value utilizing the first-in, first-out method.

Property and Improvements

Property and improvements are stated at cost. We provide for depreciation expense on a straight-line basis over each asset’s useful life depreciated to their estimated salvage value. Buildings are depreciated over a useful life of 20 years. Building improvements are depreciated over a useful life of 5 to 10 years.

During the twelve-month period ended June 30, 2017, we decided to sell our Louisiana real estate holdings, which includes our former corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property on Jefferson Street in Lafayette, Louisiana that we are leasing to a third party. As a result of that decision, we have reclassified the net book value of those properties along with related mortgage notes are reflected as assets and liabilities held for sale in the balance sheets. All such amounts are included in the land and hospitality segment. We expect the sale of those properties to occur in the fiscal year ending June 30, 2018 and have, accordingly, presented the held for sale assets and liabilities as current. The comparable June 30, 2016 balances have also been reclassified held for sale related assets and liabilities. Based on the present real estate market and discussions with brokers, no impairment of the recorded amounts has occurred as of June 30, 2017. We are also pursuing the sale of our real estate limited partnership investment, but we cannot conclude such a transaction would occur within one year and, therefore, have not reclassified related assets and liabilities as held for sale.

Effective July 1, 2017, the Chemin Metairie Road property is leased under a one-year term at a rent of $1,500 per month. The lessee has an option to purchase the property during the lease for the lesser of $300,000 or the average of two independent appraisals. Although, there is no certainty that such sale will occur, we do believe the lessee will exercise that purchase option. The tenant that leases the Jefferson Street property has renewed that lease through December 31, 2022 as a rent of $3,500 per month. We continue to offer that property for sale and expect a sale to occur in our 2018 fiscal year.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2016, the Company had 7,452,959 potentially dilutive shares from our warrants issued in connection with the November 2014 private equity sale. During the twelve-month period ended June 30, 2017, 3,726,480 warrants were exercised, and the remaining warrants expired. There were no outstanding warrants as of June 30, 2017.

At June 30, 2017, including accrued but unpaid interest, there were 39,075,990 shares issuable upon conversion of the notes. Also at June 30, 2017, including accrued but unpaid dividends, there were potentially 105,295,000 shares issuable upon the conversion of the Series A Preferred Stock and, including accrued but unpaid dividends, there were potentially 133,911,979 shares issuable upon the conversion of the Series B Preferred stock. The shares to be issued upon conversion of the warrants and the shares issuable from the conversion of the notes and the Series A and Series B Preferred stock have been excluded from earnings per share calculations because these shares are anti-dilutive.

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

The Company had marketable securities with a fair market value of $339,032 at June 30, 2016 which are all publicly traded securities with quoted prices in active markets. The fair value is based on Level 1 assumptions. The Company held no marketable securities as of June 30, 2017.

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

Debt Issuance Costs

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance does not specifically address, and therefore does not affect, the balance sheet presentation of debt issuance costs for revolving debt arrangements. This new guidance was effective for the Company in the first quarter of fiscal 2017, and applied on a retrospective basis. To date, our unamortized debt issuance cost was $42,914 and $34,791 as of June 30, 2017 and 2016, respectively. As the Company continues to raise capital to execute its growth strategy, the use of debt in the future may have additional issuance costs to be accounted for under this guidance.

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

On December 31, 2015, RedHawk Land & Hospitality, LLC acquired from Beechwood Properties, LLC 280,000 Class A Units (approximately a 2.0% membership interest) of fully paid, non-assessable units of limited liability company interest in Tower Hotel Fund 2013, LLC, a real estate development limited liability company formed in the state of Hawaii for acquisition, restoration and development of the Naniloa Hilo Resort in Hilo, Hawaii. The $625,000 purchase price was paid by the issuance of 625 shares of the Company’s Series A Preferred Stock. The purchase price was determined by an independent third-party valuation. Beechwood Properties, LLC is a real estate limited liability company owned and controlled by G. Darcy Klug, a stockholder and Chief Financial Officer and Chairman of the board of directors of the Company. This investment in real estate limited partnership is recorded at cost and the Company is not aware of any indicator of impairment as of June 30, 2017 and 2016. It is not practicable for the Company to estimate fair value of this investment.

On March 23, 2016, RedHawk Pharma UK Ltd initially acquired a 25% equity interest in EcoGen Europe Ltd (which we refer to as “EcoGen”) from Scarlett Pharma Ltd (which we refer to herein as “Scarlett”). On September 12, 2017 we completed a share transfer agreement wherein we increased our ownership in EcoGen to 75%. Additionally, the Company has agreed in principal with Scarlett and its affiliate (“Agreement”) for the Company to further increase its ownership in EcoGen. Under the terms of the Agreement, Scarlett and its affiliate have agreed to surrender ten (10) million shares of RedHawk common stock, transfer to RedHawk approximately $300,000 of EcoGen preferred stock and other consideration in exchange for RedHawk assuming approximately $370,000 of obligations due to EcoGen.

Throughout the fiscal year ended June 30, 2017, we have consolidated the accounts of EcoGen in our financial statements as we continue to exercise greater influence over EcoGen’s business affairs. At June 30, 2017, we again reassessed our position and again concluded that EcoGen is a VIE and the Company has the power to direct the activities of EcoGen and we have concluded that we are the primary beneficiary of EcoGen. This resulted in the recognition of approximately $450,000 in intangible assets related to licenses held by EcoGen. This allocation is preliminary and may be adjusted as we complete the evaluation of such assets; such intangible assets are being amortized over an estimated useful life of 20 years.

Subsequent to June 30, 2017, we completed a share transfer agreement wherein we increased our ownership position in EcoGen to 75%. At the date of this filing, further agreements to increase our ownership position in EcoGen are being completed.

On September 26, 2016, the Company announced it had agreed to acquire up to a 25% interest in Marlin USA Energy Partners, LLC (“Marlin”), the minority owner of Tigress Energy Partners, LLC. In exchange for a $70,000 cash investment related to this agreement, the Company received a 3.5% interest in Marlin. This investment was accounted for at cost. On April 12, 2017, the Company sold its investment in Marlin for $70,000 cash with no resulting gain or loss.

4.	LOAN AND INSURANCE NOTE PAYABLE

We finance a portion of our insurance premiums. At June 30, 2017, the outstanding balance due on our premium finance agreements was $7,225.

5.	RELATED PARTY TRANSACTIONS

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matures on March 31, 2018. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. During the year ended June 30, 2017, $250,000 of the amounts loaned under this line of credit were converted to preferred stock. At June 30, 2017, the principal balance totaled $35,000. The amount is included in noncurrent liabilities based on the expectation that either the Line of Credit maturity date will be extended or the amount outstanding will be converted to preferred stock as allowed for in the agreement.

During the year ended June 30, 2017, EcoGen had sales to customers which are controlled by individuals which are shareholders of EcoGen and are the noncontrolling interests in our consolidated financial statements. These sales totaled $1,241,000 on a gross basis and had discounts of $968,000. A portion of these discounts were at levels that exceeded discounts offered to unaffiliated customers. During the quarter ended March 31, 2017, management of RedHawk and these noncontrolling shareholders of EcoGen reached an agreement whereby $370,000 of such discounts are to be considered an account receivable due to EcoGen by this affiliated customer. Subsequent to June 30, 2017, the Company has agreed to assume the obligations of these noncontrolling shareholders due to EcoGen in exchange for the transfer of approximately $300,000 of EcoGen preferred stock, 10 million shares of our outstanding common stock and other consideration. This agreement is in the process of being finalized as of the date of this filing.

Beginning in the quarter ended March 31, 2017, certain members of management agreed to forego management fees in consideration of the operating cash flow needs of the Company. There is not a set timeline to reinstitute such management fees.

6.	LONG-TERM DEBT, DEBENTURES AND LINE OF CREDIT

We have authorized the issuance of up to $1 million in principal amount of convertible promissory notes (which we refer to as the “Convertible Notes”). The Convertible Notes are secured by certain Company real estate holdings and real estate holdings of a stockholder. The Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. Beginning 180 days after issuance of the Convertible Notes, the Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Convertible Notes. The Company may only issue the notice of its intent to redeem the Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. The holder of the Convertible Notes has the right to convert all or any portion of the Convertible Notes at the conversion price at any time prior to redemption. At June 30, 2017, there were $586,140 ($462,384 net of deferred financing costs and beneficial conversion option) of Convertible Notes outstanding, including $36,140 of interest paid in kind, which are convertible into our common stock at a conversion rate of $0.015 per share or 39,075,990 shares.

We had a $1,000,000 line of credit with a bank of which $1,000,495 was outstanding as of June 30, 2016. The line of credit was due upon demand and was secured by marketable securities, a corporate guarantee and the guarantee of a stockholder who is also an officer of the Company. During the twelve-month period ended June 30, 2017, the outstanding balance on the line of credit was paid in full.

7.	COMMITMENTS AND CONTINGENCIES

On January 31, 2017, the Company and a stockholder filed a complaint (the “Complaint”) in the United States District Court for the Eastern District of Louisiana (RedHawk Holdings Corp. and Beechwood Properties, LLC Case No. 2:17-cv-819). The Complaint names Daniel J. Schreiber (“Schreiber”) and the Schreiber Living Trust – DTD 2/08/96 (the “Schreiber Trust”) as defendants. Schreiber is the former Chief Executive Officer and director of RedHawk. The Schreiber Trust, of which Schreiber is the Trustee, is a shareholder of the Company. The Complaint lodged claims on behalf of RedHawk for securities fraud, fraud, and Schreiber’s breach of fiduciary duties.

On April 24, 2017, RedHawk and its shareholder filed an amended complaint (“Amended Complaint”) naming Schreiber as the only proper defendant in the suit, individually and as Trustee of the Schreiber Trust.

On May 22, 2017, Schreiber filed a motion to dismiss, or in the alternative to transfer, the suit on the grounds of lack of personal jurisdiction and improper venue. After the parties filed an opposition and reply, on August 16, 2017 the court denied the motion.

On September 13, 2017, Schreiber filed an answer to the Amended Complaint, as well as counterclaims against RedHawk, Beechwood, and a director of RedHawk for actions allegedly taken in the course of his duty as a director. The counterclaims against RedHawk and its director are for alleged violation of UCC § 8-401, breach of fiduciary duty, negligence, and unfair trade practices.

The legal remedies sought in these counterclaims were the subject of a lawsuit filed previously by Schreiber in the United States District Court for the Sothern District of California on April 24, 2017 (Case No. 3:17-cv-8824). At the time of the answer of the Louisiana lawsuit, the California action was still pending, and the answer asked that the counterclaim filed in Louisiana be stayed until the California case was adjudicated. On September 26, 2017, the court in the California action granted RedHawk’s motion to dismiss that suit.

On October 10, 2017 a scheduling conference was held. The parties agreed to, among other matters, to exchange documents and conduct other discovery, and to schedule a bench trial starting June 11, 2018.

RedHawk plans to vigorously contest the claims against it in this matter and to pursue the claims against Schreiber, individually and as Trustee of the Schreiber Trust.

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

Warrants

During November 2014, we completed a private equity sale of 14,905,918 shares of common stock generating proceeds of $49,900. As a component of this private equity sale, 7,452,959 warrants to acquire common stock of the Company were also issued with an exercise price of $0.005 per share. During the twelve-month period ended June 30, 2017, 3,726,480 warrants were exercised, and the remaining warrants expired.

9.	INCOME TAXES

As of June 30, 2017 and 2016, the Company had approximately $2,800,000 and $2,300,000, respectively, of U.S. net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026 and run through 2037. The related deferred income tax asset of these net operating losses is estimated to be approximately $1,000,000 and $800,000 as of June 30, 2017 and 2016, respectively. However, there is no net tax asset recorded as of June 30, 2017 or June 30, 2016 as a 100% valuation allowance has been established for the tax benefit generated. EcoGen also has a net operating loss as of June 30, 2017 for which no deferred tax asset has been provided.

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

10.	SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical, and Other Services. Our Land & Hospital and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss. The following tables reflect our segments as of June 30, 2017 and 2016 and for the twelve-month periods then ended.

		MEDICAL
Twelve months ended	LAND &	DEVICE &	OTHER
June 30, 2017	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$39,000	$1,631,488	$-	$-	$1,670,488
Operating revenues, net	$39,000	$890,859	$-	$-	$929,859
Operating income (loss)	$(2,223)	$191,291	$(32,732)	$(484,251)	$(327,915)
Interest expense	$27,221	$769	$-	$40,094	$68,084
Depreciation and amortization	$15,666	$97,063	$-	$-	$112,729
Identifiable assets	$1,381,622	$739,567	$240	$789,896	$2,911,325

		MEDICAL
Twelve months ended	LAND &	DEVICE &	OTHER
June 30, 2016	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$24,700	$-	$4,750	$-	$29,450
Operating income (loss)	$(5,364)	$(521,025)	$(22,881)	$(864,952)	$(1,414,222)
Interest expense	$9,843	$-	$-	$25,346	$35,189
Depreciation and amortization	$18,479	$68,664	$-	$-	$87,143
Identifiable assets	$1,396,780	$917,902	$5,529	$1,318,605	$3,638,816

11.	SUBSEQUENT EVENTS

The Company evaluates subsequent events through the time of our filing on the date we issue our financial statements, which was on October 31, 2017. The following are matters which occurred subsequent to June 30, 2017:

●

Subsequent to June 30, 2017, we have agreed to a share transfer agreement with Scarlett Pharma Ltd whereby we increased our ownership of EcoGen Europe Ltd to 75%. Additionally, we have agreed in principle that in exchange for the assumption of approximately $370,000 of obligations due to EcoGen, we will receive 10,000,000 shares of our previously issued common stock, approximate $300,000 of EcoGen’s preferred stock and other consideration. This agreement is in the process of being finalized as of the date of this filing.

●	Subsequent to year end, we executed a non-binding letter of intent to acquire a portfolio of European (“EU”) hospital injectable anti-infective branded generic licenses for the ultimate issuance of market authorizations in up to twelve (12) EU markets for seven core anti-infective products including piperacillin-tazobactam (PipTaz), meropenem, imipenem/cilastatin and the four (4) most widely used cephalosporins. The purchase price will be paid from future cash flows of the business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2017 which is the end of the period covered by this Form 10-K. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (which we refer to as “COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2017, our management determined that there were control deficiencies that constituted material weaknesses, as described below.

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently, the board of directors acts in the capacity of the audit committee.

●	We have limited personnel and do not have adequate segregation of duties, including over cash controls – As of June 30, 2017, the Company had not maintained sufficient internal control over financial reporting as it has limited personnel and does not have an adequate segregation of duties. This includes internal controls over certain cash processes, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. The lack of such controls over cash were mitigated by the fact that the Company had limited transactions in its bank accounts and significant cash transactions are reviewed by the board of directors.

Accordingly, our management concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, our management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the company is engaged in a business of merit and has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

●	We will nominate an audit committee which will include an independent director who is a financial expert.

●	When we have adequate financial resources, we will employ additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation and review of the monthly bank reconciliations.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND OFFICERS

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position Held with the Company
Thomas J. Concannon	64	Chief Executive Officer and Director
G. Darcy Klug	65	Chief Financial Officer and Chairman of the board of directors
Felix C. Spizale	71	Director
Phillip Harris IV	73	Director
Robert H. Rhyne Jr.	63	Director
Andre F. Toce Sr.	58	Director

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

Felix C. Spizale. Mr. Spizale has been a director of the Company since February 1, 2015. Mr. Spizale brings over 45 years of experience in the energy industry. During the past 14 years, Mr. Spizale has been serving as a consultant to energy companies specializing in oil and natural gas exploration and petroleum pipeline operations. Prior to his consulting work, Mr. Spizale held various engineering, general manager and executive level positions over his 32-year career at Texaco. Mr. Spizale was appointed General Manager/President of Texaco Pipeline, International, LLC in 1998, which was responsible for identifying and optimizing Texaco’s worldwide pipeline opportunities. Mr. Spizale retired from Texaco at the end of December 2001. Mr. Spizale holds a Bachelor of Science degree in petroleum engineering from the University of Louisiana – Lafayette and is a graduate of the Columbia University Program for Executive Management Development. Mr. Spizale is a member of the American Petroleum Institute and the Society of Petroleum Engineers. Mr. Spizale is qualified to serve as a director because of his extensive management experience in various aspects of the energy industry.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors does not have an audit committee, but we believe all of our directors qualify as financial experts. In addition, we have determined that Messrs. Spizale, Harris, Rhyne, and Toce are “independent directors” as the term is defined in the Nasdaq Listing Rule 5605(a)(2).

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, officers including our chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

●	compliance with applicable governmental laws, rules and regulations;

●	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

●	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of the Company’s executive officers commit to timely, accurate and consistent disclosure of information, that they maintain confidential information, and that they act with honesty and integrity.

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

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended June 30, 2017, Forms 5 and any amendments thereto furnished to us with respect to the fiscal year ended June 30, 2017, and the representations made by the reporting persons to us, we believe that during the fiscal year ended June 30, 2017, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officers;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2017 and June 30, 2016.

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
						Non-	and
						Equity	Nonqualified
						Incentive	Deferred
Name and Principal				Stock	Option	Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
		($)	($)	($)	($)	($)	($)	($)	($)
G. Darcy Klug	2017	-	Nil	Nil	Nil	Nil	Nil	Nil	-
Chairman,CFO and	2016	45,000	Nil	Nil	Nil	Nil	Nil	Nil	45,000
Director

Thomas J. Concannon	2017	60,000	Nil	Nil	Nil	Nil	Nil	Nil	60,000
CEO and Director	2016	40,000	Nil	Nil	Nil	Nil	Nil	Nil	40,000

Daniel J. Schreiber (1)	2017	-	Nil	Nil	Nil	Nil	Nil	Nil	-
Chairman and CEO	2016	45,000	Nil	Nil	Nil	Nil	Nil	Nil	45,000

(1)	Mr. Schreiber resigned as the Chairman of the board of directors and as a director on April 20, 2016. He resigned his position as Chief Executive Officer on July 5, 2016.

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

Stock Options/SAR Grants

During our fiscal year ended June 30, 2017, there was no options granted to our executive officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2017.

Option Exercises

During our fiscal year ended June 30, 2017, there were no options exercised by our executive officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned (as determined under Rule 13d-3 pursuant to the Exchange Act) as of June 30, 2017 by: (i) our directors; (ii) our named executive officers; (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock; and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

		Amount and
		Nature of
	Title of	Beneficial	Percentage of
Name and Address of Beneficial Owner	Class	Ownership	Class (1)

G. Darcy Klug (3)
Post Office Box 53929	Common	339,853,644	59.3%
Lafayette, Louisiana

Thomas J. Concannon (4)
34 Willow Drive	Common	26,799,479	6.9%
Chester, NJ 07930

Andre F. Toce Sr. (5)	Common	14,207,639	3.8%
969 Coolidge Street Suite 201 Lafayette, Louisiana 70503

Robert H. Rhyne Jr. (5)	Common	10,655,729	2.9%
110 Augusta Drive Broussard, La. 70518

Felix C. Spizale (5)	Common	715,364	0.2%
103 Fursman Street Lafayette, Louisiana 70503

Phillip Harris IV (5)	Common	355,191	0.1%
4681 Short Leaf Lane NE St. Petersburg, Fl 33703

Daniel J. Schreiber (2)
4660 La Jolla Village Drive	Common	52,377,108	14.5%
San Diego, CA 92122

Directors and Officers as a group	Common	392,587,046	62.7%

(1)	As of June 30, 2017, there were 361,049,027 shares of our company’s common stock issued and outstanding.

(2)	Includes 52,377,108 shares held by the Schreiber Living Trust-DTD 2/08/95 In Care of Avior Capital LLC. Mr. Schreiber has voting and dispositive control over securities held by Schreiber Living Trust and Avior Capital LLC. During 2016, Mr. Schreiber resigned his positions as the Company’s Chairman and Chief Executive Officer.

(3)	Includes 339,193,644 shares held by Beechwood Properties, LLC. G. Darcy Klug has voting and dispositive control over securities held by Beechwood Properties, LLC. Mr. Klug is our Chairman, Chief Financial Officer and Secretary.

(4)	Mr. Concannon serves as the Chief Executive Officer and director of the Company.

(5)	Messrs. Toce, Rhyne, Spizale and Harris are directors of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the years ended June 30, 2017 and 2016, with the Company, in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with Beechwood Properties, LLC, a company owned and controlled by G. Darcy Klug, to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matures on March 31, 2018. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. At June 30, 2017, Mr. Klug converted $250,000 into Series A Preferred Stock and the remaining principal balance totaled $16,030. The amount is included in noncurrent assets based on the expectation that either the Line of Credit maturity date will be extended or the amount outstanding will be converted to preferred stock as allowed for in the agreement.

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

At June 30, 2016, a stockholder and officer of the Company elected to convert $250,000 of the outstanding principal and interest balance owed to him into 233 shares of our Series A Preferred Stock.

Director Independence

We currently act with six directors consisting of G. Darcy Klug, Thomas J. Concannon, Felix Spizale, Phillip Harris IV, Andre Toce Sr., and Robert Rhyne Jr. We have determined that all but two of our directors, Messrs. Klug and Concannon, are “independent directors” as defined in NASDAQ Listing Rule 5605(a)(2). We do not have a standing audit, compensation or nominating committee, but our directors act in such capacities. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee at this time because we believe that the functions of an audit committee can be adequately performed by the current directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	For the Year Ended June 30,
	2017	2016

Audit Fees	$72,000	$57,351
Audit Related Fees	Nil	12,600
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$72,000	$69,951

Audit fees represent the aggregate fees for professional services rendered for audits of the consolidated financial statements of the Company and reviews of interim consolidated financial statements. Audit related fees represent professional fees associated with the audit of financial statements of an acquired business that were included in a Form 8-K filed by us.

Audit services for the years ended June 30, 2017 and June 30, 2016 were provided by Postlethwaite & Netterville, a APAC.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 8 (Financial Statements and Supplementary Data) of Part II of this Form 10-K.

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

REDHAWK HOLDINGS CORP.

Date: October 31, 2017	By:	/s/ Thomas J. Concannon
Thomas J. Concannon
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 31, 2017	By:	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 31, 2017	By:	/s/ Thomas J. Concannon
Thomas J. Concannon
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 31, 2017	By:	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: October 31, 2017	By:	/s/ Phillip Harris IV
Phillip Harris IV
Director

Date: October 31, 2017	By:	/s/ Robert H. Rhyne Jr.
Robert H. Rhyne Jr.
Director

Date: October 31, 2017	By:	/s/ Felix C. Spizale
Felix C. Spizale
Director

Date: October 31, 2017	By:	/s/ Andre F. Toce Sr.
Andre F. Toce Sr.
Director

