Form 10-Q
period 2017-09-30
RedHawk Holdings Corp.
filed 2017-11-22
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

On November 1, 2017, 361,049,027 shares of common stock, par value 0.001 per share, were outstanding.

REDHAWK HOLDINGS CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED Consolidated Financial Statements.

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

(unaudited)

	September 30, 2017	June 30, 2017

ASSETS

Current Assets:
Cash	$17,518	$53,939
Receivables	589,645	594,745
Inventory, at cost	324,806	318,578
Assets held for sale	745,854	745,854
Prepaid expenses	45,221	44,626
Total Current Assets	1,723,044	1,757,742

Other Assets
Investment in real estate limited partnership	625,000	625,000
Intangible asset, net of amortization of $265,574 and $243,408, respectively	506,402	528,583
	1,131,402	1,153,583

Total Assets	$2,854,446	$2,911,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$782,783	$860,104
Liabilities on assets held for sale	249,061	251,252
Insurance notes payable	4,864	7,225

Total Current Liabilities	1,036,708	1,118,581

Long-Term Debt:
Due to related party	60,626	35,000
Convertible notes payable, net of $32,682 and $42,914 in deferred loan costs and unamortized beneficial conversion of $75,391 and $80,842 at September 30, 2017 and June 30, 2017, respectively	516,066	462,384
	576,692	497,384
Total Liabilities	1,613,400	1,615,965

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, 5,000 authorized shares and 2,723 issued and outstanding
5% Series A, 2,750 shares designated, $1,085.65 and $1,072.12 stated value, and 1,473 issued and outstanding at September 30, 2017 and June 30, 2017, respectively	1,599,168	1,579,425
5% Series B, 1,250 shares designated, $1,084.69 and $1,071.30 stated value, and 1,250 issued and outstanding at September 30, 2017 and June 30, 2017, respectively	1,355,859	1,339,120
Common Stock, par value of $0.001 per share, 450,000,000 authorized shares and 379,070,562 issued	379,071	379,071
Additional paid-in capital	1,301,764	1,254,889
Accumulated other comprehensive income	19,076	-
Accumulated deficit	(3,354,565)	(3,243,543)
	1,300,373	1,308,962
Less, Treasury stock 18,021,535 shares, at cost	(76,102)	(76,102)
Total RedHawk Holdings Corp. Stockholders’ Equity	1,224,271	1,232,860
Noncontrolling interest in foreign limited liability company	16,775	62,500
Total Stockholders’ Equity	1,241,046	1,295,360

Total Liabilities and Stockholders’ Equity	$2,854,446	$2,911,325

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2017	2016

Revenues	$67,893	$499,280
Less, discounts	-	(258,878)
	67,893	240,402

Operating Expenses:
Costs of goods sold	11,483	65,648
Sales and marketing expenses	18,492	69,455
Professional fees	7,058	117,885
Management fees	-	(1,797)
Operating expenses	16,502	32,314
Depreciation and amortization	22,181	25,149
General and administrative	35,697	71,521

Total Operating Expenses	111,413	380,175

Net Loss from Operations	(43,520)	(139,773)

Other Income (Expense):
Amortization of discount on convertible debentures	(5,450)	(7,900)
Amortization of deferred financing charges	(13,232)	(4,942)
Gain (loss) on foreign currency exchange	-	(8,989)
Loss on sale of marketable securities	-	(10,318)
Dividend income	-	9,966
Interest expense	(11,188)	(25,219)
	(29,870)	(47,402)

Net Loss	(73,390)	(187,175)

Other comprehensive income:
Reclassification adjustment for sale of marketable securities	-	38,860
Effect of foreign currency translation	19,076	-
	19,076	38,860

Comprehensive Loss	(54,314)	(148,315)
Less, Income attributable to non-controlling interest	1,150	45,246
Comprehensive loss attributable to RedHawk Holdings Corp.	(55,464)	(193,561)

Preferred Stock Dividends	(36,482)	(36,125)

Comprehensive Loss Available for Common Stockholders	$(91,946)	$(229,686)

Net Loss Per Share
Basic	$-	$-
Diluted	$-	$-

Weighted Average Shares Outstanding
Basic	361,049,027	357,072,547
Diluted	361,049,027	357,072,547

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,390)	$(187,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	22,181	17,316
Amortization of discount on convertible debentures	5,450	7,900
Amortization of deferred loan costs	13,232
Depreciation	-	7,833
Loss on sale of marketable securities	-	10,318
Non-cash interest expense	7,327
Changes in operating assets and liabilities:
Accounts receivable	23,404	(274,254)
Inventory	3,071	(108,333)
Prepaid expense and deposits	5	(67,429)
Accounts payable and accrued liabilities	(94,455)	349,805

Net Cash Used in Operating Activities	(93,175)	(244,019)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from the sale of marketable securities	-	342,456
Investment in foreign limited liability company	-	(12,159)
Non-controlling interest in foreign limited liability company		59,749
Investment in domestic limited liability company	-	(35,000)

Net Cash Provided by Investing Activities	-	355,046

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party line of credit	25,626	15,100
Proceeds from issuance of convertible notes	35,000	210,000
Preferred stock dividends declared	-	(36,125)
Deferred loan costs, net	-	(5,883)
Principal payments on bank line of credit	-	(701,321)
Net (payments on) proceeds from insurance notes payable	(2,361)	22,317
Principal payments on real estate debt	(2,191)	(2,066)

Net Cash Provided by (Used in) Financing Activities	56,074	(497,978)

Effect of exchange rate on cash	680	-

Increase (Decrease) in cash	(36,421)	(386,951)

Cash, Beginning of Period	53,939	727,631

Cash, End of Period	$17,518	$340,680

Non-Cash Investing and Financing Activities:
Preferred stock dividends paid in kind	$36,482	$-

Supplemental Disclosures:
Interest paid	$3,822	$25,219
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Notes to the Unaudited Consolidated Financial Statements

September 30, 2017

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

Currently, we are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through its medical products business unit, the Company sells WoundClot Surgical - Advanced Bleeding Control, the SANDD™ Insulin Needle Destruction Unit (formerly known as the Disintegrator™), the Carotid Artery Digital Non-Contact Thermometer and Zonis®. Through our United Kingdom based subsidiary, we manufacture and market branded generic pharmaceuticals, certain other generic pharmaceuticals known as “specials” and certain pharmaceuticals outside of the United Kingdom’s National Health Service drug tariff referred to as NP8’s. Centri Security Systems LLC, a wholly-owned subsidiary of the Company, holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner. Our real estate leasing revenues are generated from a commercial property under a long-term lease. Additionally, the Company’s real estate investment unit holds a limited liability company interest in a commercial restoration project in Hawaii.

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

For the three month period ended September 30, 2017, the Company had net revenues of $67,893, a consolidated net loss of $73,390 and used $93,175 of cash in operating activities. For the year ended June 30, 2017, the Company had $929,859 in net revenue, a consolidated net loss of $407,681 and cash of $154,640 used in operating activities. As of September 30, 2017, the Company had cash of $17,518, working capital of $686,336 and an accumulated deficit of $3,354,565. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company as of September 30, 2017 and for the three month periods ended September 30, 2017 and 2016 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet dated as of June 30, 2017 is audited and is presented here as a basis for comparison. Although the financial statements and related information included herein have been prepared without audit, and certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Company believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of June 30, 2017. In the opinion of our management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

Revenue Recognition

We derive revenue from several types of activities – medical device sales, branded generic pharmaceutical sales, commercial real estate leasing and financial services. Our medical device sales include the marketing and distribution of certain professional and consumer grade digital non-contact thermometers, needle destruction unit and advanced bleeding control, non-compression hemostasis. Through our United Kingdom based subsidiary, we manufacture and market branded generic pharmaceuticals, certain other generic pharmaceuticals known as “specials”. Our real estate leasing revenues are from certain commercial properties under long-term lease. The financial service revenue is from brokerage services. The Company offers customer discounts in certain cases. Such discounts are estimated at time of product sale and deducted from gross revenues.

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Accounts Receivable

Accounts receivables are amounts due from customers of our pharmaceutical, medical device and financial services divisions. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of September 30, 2017 and June 30, 2017.

Inventory

Inventory consist of purchased thermometers, an advanced bleeding control, non-compression hemostasis, a patented antimicrobial ionic silver calcium catheter dressing, needle destruction devices and certain branded generic pharmaceuticals held for resale. All inventories are stated at the lower of cost or net realizable value utilizing the first-in, first-out method.

Property and Improvements

Property and improvements are stated at cost. We provide for depreciation expense on a straight-line basis over each asset’s useful life depreciated to their estimated salvage value. Buildings are depreciated over a useful life of 20 years. Building improvements are depreciated over a useful life of 5 to 10 years.

During the twelve-month period ended June 30, 2017, we decided to sell our Louisiana real estate holdings, which includes our former corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property on Jefferson Street in Lafayette, Louisiana that we are leasing to a third party. As a result of that decision, the net book value of those properties along with related mortgage notes are reflected as assets and liabilities held for sale in the balance sheets. At that time, we also ceased depreciating such assets. All such amounts are included in the land and hospitality segment. We expect the sale of those properties to occur in the fiscal year ending June 30, 2018 and have, accordingly, presented the held for sale assets and liabilities as current. Based on the present real estate market and discussions with brokers, no impairment of the recorded amounts has occurred as of September 30, 2017. We are also pursuing the sale of our real estate limited partnership investment, but we cannot conclude such a transaction would occur within one year and, therefore, have not reclassified related assets and liabilities as held for sale.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2016, the Company had 7,452,959 potentially dilutive shares from our warrants issued in connection with the November 2014 private equity sale. During the twelve-month period ended June 30, 2017, 3,726,480 warrants were exercised, and the remaining warrants expired. There were no outstanding warrants as of September 30, 2017.

At September 30, 2017, including accrued but unpaid interest, there were 39,075,990 shares issuable upon conversion of the notes. There are $38,000 in convertible notes that are convertible at a variable conversion rate and not included in the issuable share amount in the preceding sentence. Also at September 30, 2017, including accrued but unpaid dividends, there were potentially 106,611,188 shares issuable upon the conversion of the Series A Preferred Stock and, including accrued but unpaid dividends, there were potentially 135,585,879 shares issuable upon the conversion of the Series B Preferred stock. The shares to be issued upon conversion of the warrants and the shares issuable from the conversion of the notes and the Series A and Series B Preferred stock have been excluded from earnings per share calculations because these shares are anti-dilutive.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. All of our accumulated other comprehensive income as of September 30, 2017 relates to foreign currency translation.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, debt, and amounts due to related parties. Pursuant to ASC 820 and ASC 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Reclassification

Certain balance sheet amounts as of June 30, 2017 have been reclassified to conform to the current year presentation.

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

Going Concern

In August 2014, the FASB issued guidance on disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management’s evaluation of whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment must be made in connection with preparing financial statements for each annual and interim reporting period. Management’s evaluation should be based on the relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. If conditions or events raise substantial doubt about the entity’s ability to continue as a going concern, but this doubt is alleviated by management’s plans, the entity should disclose information that enables the reader to understand what the conditions or events are, management’s evaluation of those conditions or events and management’s plans that alleviate that substantial doubt. If conditions or events raise substantial doubt and the substantial doubt is not alleviated, the entity must disclose this in the footnotes. The entity must also disclose information that enables the reader to understand what the conditions or events are, management’s evaluation of those conditions or events and management’s plans that are intended to alleviate that substantial doubt. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The adoption of this guidance in the current quarter did not have an impact on our financial position, results of operations, cash flows or disclosures.

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

On December 31, 2015, RedHawk Land & Hospitality, LLC, a wholly-owned subsidiary of the Company, acquired from Beechwood Properties, LLC 280,000 Class A Units (approximately a 2.0% membership interest) of fully paid, non-assessable units of limited liability company interest in Tower Hotel Fund 2013, LLC, a real estate development limited liability company formed in the state of Hawaii for acquisition, restoration and development of the Naniloa Hilo Resort in Hilo, Hawaii. The $625,000 purchase price was paid by the issuance of 625 shares of the Company’s Series A Preferred Stock. The purchase price was determined by an independent third-party valuation. Beechwood Properties, LLC is a real estate limited liability company owned and controlled by G. Darcy Klug, a stockholder and Chief Financial Officer and Chairman of the board of directors of the Company. This investment in real estate limited partnership is recorded at cost and the Company is not aware of any indicator of impairment as of September 30, 2017. It is not practicable for the Company to estimate fair value of this investment.

On March 23, 2016, one of our wholly-owned subsidiaries, RedHawk Pharma UK Ltd (which we refer to herein as “Pharma”), initially acquired a 25% equity interest in EcoGen Europe Ltd (which we refer to as “EcoGen”) from Scarlett Pharma Ltd (which we refer to herein as “Scarlett”). On September 12, 2017 we completed a share transfer agreement wherein we increased our ownership in EcoGen to 75%. In connection with this share transfer the non-controlling interest was reduced by $46,875 with a corresponding increase to additional paid-in capital. In addition, under the terms of an agreement we have reached with Scarlett and its affiliate, they will surrender ten (10) million shares of RedHawk common stock, transfer to RedHawk approximately $300,000 of EcoGen preferred stock and other consideration in exchange for RedHawk assuming approximately $370,000 of obligations due to EcoGen by Scarlett and its affiliates. The RedHawk Shares were originally issued to Scarlett in connection with the Company’s March 2016 investment into EcoGen. Upon completion of the agreement, Pharma will own approximately $635,000 of EcoGen’s preferred stock and 75% of EcoGen’s common stock. At the date of this filing, we are in the process of completing the necessary documents and expect this agreement will be finalized in the quarter ending December 31, 2017.

During the fiscal year ended June 30, 2017, we consolidated the accounts of EcoGen in our financial statements as we continue to exercise greater influence over EcoGen’s business affairs. At September 30, 2017, we now own 75% of the common stock of EcoGen. As of September 30, 2017, we have approximately $450,000 ($420,000 net of accumulated amortization) in intangible assets related to licenses held by EcoGen. Such intangible assets are being amortized over an estimated useful life of 20 years, except for approximately $50,000 in licenses associated with certain pharmaceutical products which do not expire and are considered to have an indefinite life. This allocation to intangible assets is preliminary and may be adjusted as we complete the evaluation of EcoGen assets.

4.	LOAN AND INSURANCE NOTE PAYABLE

We finance a portion of our insurance premiums. At September 30, 2017, the outstanding balance due on our premium finance agreements was $4,864.

5.	RELATED PARTY TRANSACTIONS

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matures on March 31, 2018. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. During the year ended June 30, 2017, $250,000 of the amounts loaned under this line of credit were converted to preferred stock. At September 30, 2017, the principal balance totaled $60,626. The amount is included in noncurrent liabilities based on the expectation that either the Line of Credit maturity date will be extended or the amount outstanding will be converted to preferred stock as allowed for in the agreement.

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

We have authorized the issuance of up to $1 million in principal amount of convertible promissory notes (which we refer to as the “Convertible Notes”). The Convertible Notes are secured by certain Company real estate holdings and real estate holdings of a stockholder. The Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. Beginning 180 days after issuance of the Convertible Notes, the Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Convertible Notes. The Company may only issue the notice of its intent to redeem the Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. The holder of the Convertible Notes has the right to convert all or any portion of the Convertible Notes at the conversion price at any time prior to redemption. At September 30, 2017, there were $624,139 ($516,066 net of deferred financing costs and beneficial conversion option) of Convertible Notes outstanding, including $36,140 of interest paid in kind. $584,139 of the convertible notes are convertible into our common stock at a conversion rate of $0.015 per share or 39,075,999 shares. $38,000 of the convertible notes are convertible into our common stock beginning in the quarter ended March 31, 2018 at a variable conversion rate.

We had a $1,000,000 line of credit with a bank of which $1,000,495 was outstanding as of June 30, 2016. The line of credit was due upon demand and was secured by marketable securities, a corporate guarantee and the guarantee of a stockholder who is also an officer of the Company. During the twelve-month period ended June 30, 2017, the outstanding balance on the line of credit was paid in full. This line of credit is no longer available to the Company.

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

Effective on October 13, 2015, we amended and restated our articles of incorporation as previously adopted by a majority vote of our stockholders. The amended and restated articles of incorporation, among other things, changed our name to RedHawk Holdings Corp., authorized 5,000 shares of Preferred Stock, and increased the number of authorized shares of common stock from 375,000,000 to 450,000,000. On November 2, 2017, by a vote of the majority of our stockholders, we increased the number of our authorized shares to 750,000,000.

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

As of June 30, 2017, the Company had approximately $2,800,000 of U.S. net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026 and run through 2037. The related deferred income tax asset of these net operating losses is estimated to be approximately $1,000,000 as of June 30, 2017. No material change occurred to these estimates during the quarter ended September 30, 2017. There is no net tax asset recorded as of September 30, 2017 or June 30, 2017 as a 100% valuation allowance has been established for the tax benefit generated. EcoGen also has a net operating loss as of June 30, 2017 for which no deferred tax asset has been provided.

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

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical, and Other Services. Our Land & Hospital and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss. The following table reflects our segments as of September 30, 2017 and 2016 and for the three month periods then ended.

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
September 30, 2017	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$14,250	$53,643	$-	$-	$67,893
Operating revenues, net	$14,250	$53,643	$-	$-	$67,893
Operating income (loss)	$6,227	$(17,608)	$(1,543)	$(30,596)	$(43,520)
Interest expense	$3,803	$(2)	$-	$7,387	$11,188
Depreciation and amortization	$-	$22,181	$-	$-	$22,181
Identifiable assets	$1,376,724	$233,282	$197	$1,244,243	$2,854,446

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
September 30, 2016	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$9,750	$489,530	$-	$-	$499,280
Operating revenues, net	$9,750	$230,652	$-	$-	$240,402
Operating income (loss)	$(4,498)	$(140)	$(21,737)	$(113,398)	$(139,773)
Interest expense	$3,971	$546	$-	$20,702	$25,219
Depreciation and amortization	$7,833	$17,316	$-	$-	$25,149
Identifiable assets	$1,385,489	$1,579,904	$40,226	$404,257	$3,409,876

11.	SUBSEQUENT EVENTS

The Company evaluates subsequent events through the time of our filing on the date we issue our financial statements, which was on November 20, 2017. The following are matters which occurred subsequent to September 30, 2017:

●	On November 2, 2017, by a vote of the majority of our stockholders, we increased the number of our authorized shares of common stock to 750,000,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Working Capital

	September 30, 2017	June 30, 2017
Current Assets	$1,723,044	$1,757,742
Current Liabilities	$1,036,708	$1,118,581
Working Capital (Deficit)	$686,336	$639,161

RESULTS OF OPERATIONS

Operating Revenues

During the quarter ended December 31, 2015, we commenced operations in our financial services and commercial real estate leasing business units. On December 31, 2015, our medical device business unit completed the acquisition of certain specialized tangible and intangible medical devices. On March 23, 2016, RedHawk Pharma UK Ltd acquired a 25% equity interest in EcoGen Europe Ltd, a United Kingdom based distributor of branded generic pharmaceuticals. During the three month period ended September 30, 2017, we increased our ownership in EcoGen to 75%. Sales efforts for our medical devices and branded generic pharmaceuticals commenced during the quarter ending September 30, 2016. Prior to the quarter ended September 30, 2016, we had earned minimal revenue.

For the three month period ended September 30, 2017, revenues from our pharmaceutical products, medical devices and commercial rentals totaled $53,643 and $14,250, respectively. Included in the revenues for the quarter ended September 30, 2017 are approximately $30,000 related to minimum purchase requirements of one customer. Revenues in the pharmaceutical and medical device business unit are expected to continue to improve as market acceptance of our products increases. Additionally, net profits are expected to improve as the Company’s pharmaceutical sales become more weighted to its branded generics which offer lower discounts than the discounts offered by the Company for its highly competitive “special” pharmaceuticals and require significantly lower operating costs.

Operating Expenses and Loss from Continuing Operations

For the three month period ended September 30, 2017, we report consolidated net loss of $73,390 on revenues of $67,893 as compared to a net loss of $187,175 on gross revenues of $499,280 (net revenues of $240,402) for the comparable three month period ended September 30, 2016. The reduction in the net loss resulted from lower operating expenses.

Operating expenses for the three month period ended September 30, 2017 totaled $111,413, a $268,762 reduction in the $380,175 of operating expenses for the comparable three month period ended September 30, 2016. The reduction in operating expenses was primarily attributable to lower product costs, marketing expenses and professional and management fees during the current three month period. This included approximately $82,000 in reductions to outstanding invoices by professional firms.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $17,518 compared with $53,939 at June 30, 2017.

During the three month period ended September, 2017, we completed the funding of $38,000 of new convertible notes. We used the net proceeds of $35,000 related to the new convertible note and additional borrowings from a related party to pay certain liabilities owed to creditors.

During the three months ended September 30, 2016, as we commenced sales efforts for our pharmaceutical products and medical devices, we continued to focus on recapitalizing our balance sheet and reducing cash outlays for recurring operating costs. During the three month period ended September 30, 2017, we also used available cash to acquire pharmaceutical and medical device inventories and finance increased business activity.

At September 30, 2017, we had total assets of $2,854,446 compared with $2,911,325 at June 30, 2017. We had total liabilities of $1,613,400 at September 30, 2017 compared with $1,615,965 at June 30, 2017.

To provide liquidity to meet current obligations, during the quarter ended December 31, 2016, the Company entered into a $250,000 line of credit with a stockholder and officer of the Company. As of September 30, 2017, this line of credit has approximately $189,000 of availability. In addition, the Company is pursuing the sale of its real estate holdings. Also refer to the Going Concern section of Note 1 to our unaudited consolidated financial statements.

Cash Flows

	Three months ended September 30,
	2017	2016
Cash Flows used in Operating Activities	$(93,175)	$(244,019)
Cash Flows provided by Investing Activities	$-	$355,046
Cash provided by (used in) Financing Activities	$56,074	$(497,978)
Net Change in Cash During Period	$(36,421)	$(386,951)

Cash Flow from Operating Activities

During the three month period ended September 30, 2017, $93,175 of cash was used in our operating activities as compared to $244,019 in the comparable nine month period ended September 30, 2016. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities.

Cash Flows from Financing Activities

During the three month period ended September 30, 2017, we received $35,000 from the issuance and sale of a new convertible debenture and approximately $26,000 from advances from a related party under a line of credit agreement. The proceeds from the convertible debenture, combined with the proceeds from the line of credit advances, was used to reduce outstanding trade debt.

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

As of the end of the quarter covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, in light of material weaknesses in our internal controls, that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company does not have an Audit Committee and has a limited number of employees and, as such, segregation of duties surrounding certain processes are not adequately maintained, including over cash receipts and disbursements.

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

REDHAWK HOLDINGS CORP.
(Registrant)

Dated: November 22, 2017	/s/ Thomas J. Concannon
Thomas J. Concannon
Chief Executive Officer
(Principal Executive Officer)

Dated: November 22, 2017	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

