Form 10-Q
period 2017-12-31
RedHawk Holdings Corp.
filed 2018-02-14
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

On February 1, 2018, 351,049,027 shares of common stock, par value 0.001 per share, were outstanding.

REDHAWK HOLDINGS CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED Consolidated Financial Statements.

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

(unaudited)

	December 31, 2017	June 30, 2017

ASSETS

Current Assets:
Cash	$38,625	$53,939
Receivables	252,370	594,745
Inventory, at cost	252,462	318,578
Assets held for sale	745,854	745,854
Prepaid expenses	35,435	44,626
Total Current Assets	1,324,746	1,757,742

Other Assets
Investment in real estate limited partnership	625,000	625,000
Intangible asset, net of amortization of $287,740 and $243,408, respectively	452,270	528,583
	1,077,270	1,153,583

Total Assets	$2,402,016	$2,911,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$729,825	$860,104
Liabilities on assets held for sale	246,837	251,252
Insurance notes payable	2,456	7,225

Total Current Liabilities	979,118	1,118,581

Long-Term Debt:
Due to related party	49,166	35,000
Convertible notes payable, net of $47,696 and $42,914 in deferred loan costs and unamortized beneficial conversion of $69,942 and $80,842, respectively	672,366	462,384
	721,532	497,384
Total Liabilities	1,700,650	1,615,965

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, 5,000 authorized shares and 2,723 issued and outstanding
5% Series A, 2,750 shares designated, $1,099 and $1,072 stated value, and 1,473 issued and outstanding at December 31, 2017 and June 30, 2017, respectively	1,619,157	1,579,425
5% Series B, 1,250 shares designated, $1,098 and $1,071 stated value, and 1,250 issued and outstanding at December 31, 2017 and June 30, 2017, respectively	1,372,807	1,339,120
Common Stock, par value of $0.001 per share, 1,000,000,000 authorized shares and 386,520,562 and 379,070,562 issued, respectively	386,521	379,071
Additional paid-in capital	1,272,174	1,254,889
Accumulated other comprehensive loss	(7,131)	-
Accumulated deficit	(3,576,810)	(3,243,543)
	1,066,718	1,308,962
Less, Treasury stock 35,471,535 and 18,021,535 shares, respectively, at cost	(365,352)	(76,102)
Total RedHawk Holdings Corp. Stockholders’ Equity	701,366	1,232,860
Noncontrolling interest in foreign limited liability company	-	62,500
Total Stockholders’ Equity	701,366	1,295,360

Total Liabilities and Stockholders’ Equity	$2,402,016	$2,911,325

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Revenues	$232,204	$718,337	$300,097	$1,217,617
Less, discounts	(105,967)	(561,623)	(105,967)	(820,501)
	126,237	156,714	194,130	397,116

Operating Expenses:
Costs of goods sold	93,529	59,457	105,012	125,105
Sales and marketing expenses	21,622	31,271	40,114	100,726
Professional fees	51,817	121,774	58,874	239,659
Management fees	-	50,869	-	49,072
Operating expenses	12,406	42,451	28,908	74,765
Depreciation and amortization	22,151	25,424	44,332	50,573
General and administrative	28,098	103,604	63,796	175,125

Total Operating Expenses	229,623	434,850	341,036	815,025

Net Loss from Operations	(103,386)	(278,136)	(146,906)	(417,909)

Other Income (Expense):
Amortization of discount on convertible debentures	(5,450)	(5,450)	(10,900)	(13,350)
Settlement loss	(62,425)	-	(62,425)	-
Gain (Loss) on the sale of assets	-	6,323	-	(3,995)
Dividend income	-	10	-	9,976
Interest expense	(15,186)	(13,250)	(39,606)	(43,411)
	(83,061)	(12,367)	(112,931)	(50,780)

Net Loss	(186,447)	(290,503)	(259,837)	(468,689)

Other comprehensive income (loss):
Reclassification adjustment for sale of marketable securities	-	-	-	38,860
Effect of foreign currency translation	(26,207)	8,476	(7,131)	(513)
	(26,207)	8,476	(7,131)	38,347

Comprehensive Loss	(212,654)	(282,027)	(266,968)	(430,342)
Less, income (loss) attributable to non-controlling interest	-	(11,970)	-	33,276
Comprehensive loss attributable to RedHawk Holdings Corp.	(212,654)	(270,057)	(266,968)	(463,618)

Preferred Stock Dividends	(36,938)	(26,125)	(73,420)	(62,250)

Comprehensive Loss Available for Common Stockholders	$(249,592)	$(296,182)	$(340,388)	$(525,868)

Net Loss Per Share
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted Average Shares Outstanding
Basic	362,006,364	359,502,860	362,963,701	358,287,704
Diluted	362,006,364	359,502,860	362,963,701	358,287,704

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(259,837)	$(469,202)
Adjustments to reconcile net loss to net cash used in continuing operations:
Amortization of intangibles	44,332	34,906
Amortization of discount on convertible debentures	10,900	13,350
Amortization of deferred loan costs	17,367	7,223
Depreciation	-	15,667
Loss on sale of marketable securities	-	10,318
Non-cash interest expense	14,785	21,844
Non-cash settlement loss	62,475	-
Changes in operating assets and liabilities:
Accounts receivable	(49,736)	193,927
Inventory	122,466	(246,713)
Prepaid expense and deposits	9,963	(36,016)
Accounts payable and accrued liabilities	(141,449)	126,925

Net Cash Used in Operating Activities	(168,734)	(327,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from the sale of marketable securities	-	367,574
Investment in domestic limited liability company	-	(70,000)

Net Cash Provided by Investing Activities	-	297,574

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party line of credit	14,166	100,470
Proceeds from issuance of convertible notes	154,500	210,000
Proceeds from sale of stock	24,735	18,634
Deferred loan costs, net	(21,800)	(10,825)
Principal payments on bank line of credit	-	(1,000,495)
Net proceeds from insurance notes payable	(4,769)	7,453
Principal payments on long-term debt	(4,415)	(4,163)

Net Cash Provided by (Used in) Financing Activities	162,417	(678,926)

Effect of exchange rate on cash	(8,997)	16,929

Decrease in cash	(15,314)	(692,194)

Cash, Beginning of Period	53,939	727,631

Cash, End of Period	$38,625	$35,437

Non-Cash Investing and Financing Activities:
Preferred stock dividends paid in kind	$73,419	$-

Convertible debt issued in exchange for treasury shares	$29,250	$-
Reduction in equity from share exchange to acquire 100% interest in EcoGen	$311,590	$-

Supplemental Disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Notes to the Unaudited Consolidated Financial Statements

December 31, 2017

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

For the six month period ended December 31, 2017, the Company had revenues of $300,097, net revenues of $194,130, a consolidated net loss of $259,837 and used $175,875 of cash from operating activities. For the year ended June 30, 2017, the Company had $929,859 in net revenue, a consolidated net loss of $407,681 and cash of $154,640 used in operating activities. As of December 31, 2017, the Company had cash of $38,625, working capital of $345,628 and an accumulated deficit of $3,576,810. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company as of December 31, 2017 and for the six month and three month periods ended December 31, 2017 and 2016 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet dated as of June 30, 2017 is audited and is presented here as a basis for comparison. Although the financial statements and related information included herein have been prepared without audit, and certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Company believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of June 30, 2017. In the opinion of our management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

Revenue Recognition

We derive revenue from several types of activities – medical device sales, branded generic pharmaceutical sales, commercial real estate leasing and financial services. Our medical device sales include the marketing and distribution of certain professional and consumer grade digital non-contact thermometers, needle destruction unit and advanced bleeding control, non-compression hemostasis. Through our United Kingdom based subsidiary, we manufacture and market branded generic pharmaceuticals, and certain other generic pharmaceuticals known as “specials”. Our real estate leasing revenues are from certain commercial properties under lease. The financial service revenue is from brokerage services. The Company offers customer discounts in certain cases. Such discounts are estimated at time of product sale and deducted from gross revenues.

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Accounts Receivable

Accounts receivables are amounts due from customers of our pharmaceutical, medical device and financial services divisions. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of December 31, 2017 and June 30, 2017.

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

During the twelve-month period ended June 30, 2017, we decided to sell our Louisiana real estate holdings, which includes our former corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property on Jefferson Street in Lafayette, Louisiana that we are leasing to a third party. As a result of that decision, the net book value of those properties along with related mortgage notes are reflected as assets and liabilities held for sale in the balance sheets. At that time, we also ceased depreciating such assets. All such amounts are included in the land and hospitality segment. We expect the sale of those properties to occur in the fiscal year ending June 30, 2018 and have, accordingly, presented the held for sale assets and liabilities as current. Based on the present real estate market and discussions with brokers, no impairment of the recorded amounts has occurred as of December 31, 2017. We are also pursuing the sale of our real estate limited partnership investment, but we cannot conclude such a transaction would occur within one year and, therefore, have not reclassified related assets and liabilities as held for sale.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. During the twelve-month period ended June 30, 2017, 3,726,480 warrants were exercised, and the remaining warrants expired. There were no outstanding warrants as of December 31, 2017.

At December 31, 2017, including accrued but unpaid interest, there were 40,416,960 shares issuable upon conversion of the notes. There are $154,500 in convertible notes that are convertible at a variable conversion rate and not included in the issuable share amount in the preceding sentence. Also at December 31, 2017, including accrued but unpaid dividends, there were potentially 107,943,827 shares issuable upon the conversion of the Series A Preferred Stock and, including accrued but unpaid dividends, there were potentially 137,280,702 shares issuable upon the conversion of the Series B Preferred stock. The shares to be issued upon conversion of the warrants and the shares issuable from the conversion of the notes and the Series A and Series B Preferred stock have been excluded from earnings per share calculations because these shares are anti-dilutive.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. All of our accumulated other comprehensive income as of December 31, 2017 relates to foreign currency translation.

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation.

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

On December 31, 2015, RedHawk Land & Hospitality, LLC, a wholly-owned subsidiary of the Company, acquired from Beechwood Properties, LLC 280,000 Class A Units (approximately a 2.0% membership interest) of fully paid, non-assessable units of limited liability company interest in Tower Hotel Fund 2013, LLC, a real estate development limited liability company formed in the state of Hawaii for acquisition, restoration and development of the Naniloa Hilo Resort in Hilo, Hawaii. The $625,000 purchase price was paid by the issuance of 625 shares of the Company’s Series A Preferred Stock. The purchase price was determined by an independent third-party valuation. Beechwood Properties, LLC is a real estate limited liability company owned and controlled by G. Darcy Klug, a stockholder and Chief Financial Officer and Chairman of the board of directors of the Company. This investment in real estate limited partnership is recorded at cost and the Company is not aware of any indicator of impairment as of December 31, 2017. It is not practicable for the Company to estimate fair value of this investment.

On March 23, 2016, one of our wholly-owned subsidiaries, RedHawk Pharma UK Ltd (which we refer to herein as “Pharma”), initially acquired a 25% equity interest in EcoGen Europe Ltd (which we refer to as “EcoGen”) from Scarlett Pharma Ltd (which we refer to herein as “Scarlett”). On September 12, 2017 we completed a share transfer agreement wherein we increased our ownership in EcoGen to 75%. On December 19, 2017 we completed another share transfer agreement wherein we increased our ownership in EcoGen to 100%. In connection with the December share transfer the non-controlling interest was eliminated. Under the terms of an agreement we reached with Scarlett and its affiliate related to these share exchanges, they surrendered ten (10) million shares of RedHawk common stock, and transferred to RedHawk approximately $300,000 of EcoGen preferred stock and other consideration. In exchange, RedHawk assumed approximately $370,000 of obligations due to EcoGen by Scarlett and its affiliates. The RedHawk Shares were originally issued to Scarlett in connection with the Company’s March 2016 investment of 25% into EcoGen. As of December 31, 2017, Pharma now owns approximately $635,000 of EcoGen’s preferred stock and 100% of EcoGen’s common stock. The exchange agreements also settled numerous outstanding disputes between the Company, Scarlett, Warwick and the noncontrolling owners of the Company. A non-cash settlement loss of $62,425 resulted and is included in our results for the three months ended December 31, 2017.

During the fiscal year ended June 30, 2017, we began to consolidate the accounts of EcoGen in our financial statements under the variable interest entity model. In the quarter ended September 30, 2017, we became the majority owner of EcoGen and as of December 31, 2017, we now own 100% of the common stock of EcoGen. As of December 31, 2017, we have approximately $414,579 ($384,579 net of accumulated amortization) in intangible assets related to licenses held by EcoGen. Such intangible assets are being amortized over an estimated useful life of 20 years, except for approximately $50,000 in licenses associated with certain pharmaceutical products which do not expire and are considered to have an indefinite life. This allocation to intangible assets is preliminary and may be adjusted as we complete the evaluation of EcoGen assets.

4.	LOAN AND INSURANCE NOTE PAYABLE

We finance a portion of our insurance premiums. At December 31, 2017, the outstanding balance due on our premium finance agreements was $2,456.

5.	RELATED PARTY TRANSACTIONS

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matures on March 31, 2018. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. During the year ended June 30, 2017, $250,000 of the amounts loaned under this line of credit were converted to preferred stock. At December 31, 2017, the principal balance totalled $49,166. The amount is included in noncurrent liabilities based on the expectation that either the Line of Credit maturity date will be extended or the amount outstanding will be converted to preferred stock as allowed for in the agreement.

During the year ended June 30, 2017, EcoGen had sales to customers which are controlled by individuals which are shareholders of EcoGen and are the noncontrolling interests in our consolidated financial statements. These sales totalled $1,241,000 on a gross basis and had discounts of $968,000. A portion of these discounts were at levels that exceeded discounts offered to unaffiliated customers. During the quarter ended March 31, 2017, management of RedHawk and these noncontrolling shareholders of EcoGen reached an agreement whereby $370,000 of such discounts are to be considered an account receivable due to EcoGen by this affiliated customer. Subsequent to June 30, 2017, the Company assumed the obligations of these noncontrolling shareholders in connection with the share exchanges discussed in Note 3.

Beginning in the quarter ended March 31, 2017, certain members of management agreed to forego management fees in consideration of the operating cash flow needs of the Company. There is not a set timeline to reinstitute such management fees. As of December 31, 2017, $60,000 in such fees remain unpaid and are recorded in accounts payable and accrued liabilities in the accompanying balance sheet.

6.	LONG-TERM DEBT, DEBENTURES AND LINE OF CREDIT

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

The Note is dated November 13, 2015 and has a principal amount of $265,000. Monthly payments under the Note are $1,962 including interest accruing at a rate of 5.95% per annum. The Note matures in June 2021 and is secured by the commercial real estate, guarantees by the Company and its real estate subsidiary and the personal guarantee of a stockholder who is also an officer of the Company. The Note is presented in the accompanying balance sheet as liabilities on assets held for sale (see “Property and Improvements” discussion in Note 1).

We have authorized the issuance of up to $1 million in principal amount of convertible promissory notes (which we refer to as the “Convertible Notes”). The Convertible Notes are secured by certain Company real estate holdings and real estate holdings of a stockholder. As of December 31, 2017, we have $790,004 in Convertible Notes outstanding, including the interest paid-in-kind on such notes.

Prior to June 30, 2017, the Convertible Notes issued mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. Beginning 180 days after issuance of the Convertible Notes, the Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Convertible Notes. The Company may only issue the notice of its intent to redeem the Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. The holder of the Convertible Notes has the right to convert all or any portion of the Convertible Notes at the conversion price at any time prior to redemption.

At December 31, 2017, there were $790,004 ($672,366 net of deferred financing costs and beneficial conversion option) of Convertible Notes outstanding, including $51,254 of interest paid in kind. $555,000 of the convertible notes (plus accrued interest) are convertible into our common stock at a conversion rate of $0.015 per share or 40,416,960 shares. $154,500 of the convertible notes are convertible into our common stock beginning in the quarter ended March 31, 2018 at a variable conversion rate.

During the six months ended December 31, 2017, we issued $154,500 of convertible notes which mature in December 2018 and February 2019. We received, net of financing costs incurred, $132,700 in cash from the issuance of these notes. Also during the six month period ended December 31, 2017, we issued $29,250 of convertible notes to our majority stockholder, which matures in December 2020 in exchange for 7,450,000 of common stock in the Company. These notes have interest accruing at rates ranging between 10% - 12%, and redemption and asset pledge terms similar to the other convertible notes. The notes issued to third parties in the six months ended December 31, 2017 have a variable conversion rate based on the price of the Company’s common stock. The notes issued to the majority stockholder are convertible at a conversion rate of $0.015 per share or 1,950,000 shares.

During the six month periods ended December 31, 2017, we paid-in-kind $14,787 of interest on these convertible notes.

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

On May 22, 2017, Schreiber filed a motion to dismiss, or in the alternative to transfer, the suit on the grounds of lack of personal jurisdiction and improper venue. After the parties filed an opposition and reply, on August 16, 2017 the court denied Schreiber’s motion to dismiss.

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

Effective on October 13, 2015, we amended and restated our articles of incorporation as previously adopted by a majority vote of our stockholders. The amended and restated articles of incorporation, among other things, changed our name to RedHawk Holdings Corp., authorized 5,000 shares of Preferred Stock, and increased the number of authorized shares of common stock from 375,000,000 to 450,000,000. On December 26, 2017, by a vote of the majority of our stockholders, we increased the number of our authorized shares to 1,000,000,000.

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

During the three and six month periods ended December 31, 2017, we paid-in-kind $36,938 and $73,420, respectively, of related preferred stock dividends.

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

As of June 30, 2017, the Company had approximately $2,800,000 of U.S. net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026 and run through 2037. The related deferred income tax asset of these net operating losses was estimated to be approximately $1,000,000 as of June 30, 2017. The loss for the six months ended December 31, 2017 is expected to increase the net operating loss carry forward by an amount similar to the book income of its U.S. operations. As of December 31, 2017, the Company had approximately $3,050,000 of U.S. net operating loss carry forwards. As a result of the enactment of the Tax Cuts and Jobs Act (The Act) in December 31, 2017, the estimated deferred income tax asset related to the carry forwards as of December 31, 2017 is $640,000 which is based on the reduced 21% corporate income tax rate. There is no net tax asset recorded as of December 31, 2017 or June 30, 2017 as a 100% valuation allowance has been established for the tax benefit generated. EcoGen also has a net operating loss as of June 30, 2017 and December 31, 2017 for which no deferred tax asset has been provided. The Company did not have any accumulated foreign earnings for which taxes were deferred and subject to the one-time transition tax under The Act.

The Company accounts for interest and penalties relating to uncertain tax provisions in the current period statement of operations, as necessary. The Company has never filed a tax return. In order to utilize the available net operating loss carry forwards, the Company will need to prepare and file all tax returns since its inception. The Company’s tax years from inception are subject to examination.

Due to our history of operating losses and the uncertainty surrounding the realization of the deferred tax assets in future years, our management has determined that it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets.

10.	SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical, and Other Services. Our Land & Hospital and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss. The following table reflects our segments as of December 31, 2017 and 2016 and for the six and three month periods then ended.

		MEDICAL
Six months ended	LAND &	DEVICE &	OTHER
December 31, 2017	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$33,935	$266,162	$-	$-	$300,097
Operating revenues, net	$33,935	$160,195	$-	$-	$194,130
Operating income (loss)	$9,232	$(54,827)	$(1,727)	$(99,584)	$(146,906)
Interest expense	$7,529	$(3)	$-	$32,080	$39,606
Depreciation and amortization	$-	$44,332	$-	$-	$44,332
Identifiable assets	$1,380,809	$264,326	$90	$756,791	$2,402,016

		MEDICAL
Six months ended	LAND &	DEVICE &	OTHER
December 31, 2016	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$19,500	$1,198,117	$-	$-	$1,217,617
Operating revenues, net	$19,500	$377,616	$-	$-	$397,116
Operating income (loss)	$(13,257)	$16,381	$(3,846)	$(417,187)	$(417,909)
Interest expense	$-	$-	$-	$43,411	$43,411
Depreciation and amortization	$15,697	$34,876	$-	$-	$50,573
Identifiable assets	$1,374,987	$1,285,724	$-	$42,804	$2,703,515

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
December 31, 2017	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$19,685	$212,519	$-	$-	$232,204
Operating revenues, net	$19,685	$106,552	$-	$-	$126,237
Operating income (loss)	$3,005	$(37,220)	$(184)	$(68,988)	$(103,387)
Interest expense	$3,729	$(1)	$-	$11,458	$15,186
Depreciation and amortization	$-	$22,151	$-	$-	$22,151

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
December 31, 2016	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$9,750	$708,587	$-	$-	$718,337
Operating revenues, net	$9,750	$146,964	$-	$-	$156,714
Operating income (loss)	$(8,759)	$16,421	$17,891	$(303,689)	$(278,136)
Interest expense	$-	$-	$-	$13,250	$13,250
Depreciation and amortization	$7,834	$17,590	$-	$-	$25,424

11.	SUBSEQUENT EVENTS

The Company evaluates subsequent events through the time of our filing on the date we issue our financial statements, which was on February 14, 2018. There were no subsequent events which required adjustment or disclosure in the consolidated financial statements.

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

Overview

RedHawk Holdings Corp. was incorporated in the State of Nevada on November 30, 2005 under the name “Oliver Creek Resources, Inc”. At its inception, we were an exploration stage company engaged in the acquisition, exploration and development of natural resources. We discontinued our oil and gas operations in 2014 and changed our business focus. Currently, we are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through its medical products business unit, the Company sells WoundClot Surgical - Advanced Bleeding Control, the SANDD™ Insulin Needle Destruction Unit (formerly known as the Disintegrator™), the Carotid Artery Digital Non-Contact Thermometer and Zonis®. Through our United Kingdom based subsidiary, we manufacture and market branded generic pharmaceuticals, certain other generic pharmaceuticals known as “specials” and certain pharmaceuticals outside of the United Kingdom’s National Health Service drug tariff referred to as NP8’s. Centri Security Systems LLC, a wholly-owned subsidiary of the Company, holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner. Our real estate leasing revenues are generated from commercial properties under lease. Additionally, the Company’s real estate investment unit holds limited liability company interest in a commercial restoration project in Hawaii.

Working Capital

	December 31, 2017	June 30, 2017
Current Assets	$1,324,746	$1,757,742
Current Liabilities	$979,118	$1,118,581
Working Capital	$345,628	$639,161

RESULTS OF OPERATIONS

Operating Revenues

During the quarter ended December 31, 2015, we commenced operations in our financial services and commercial real estate leasing business units. On December 31, 2015, our medical device business unit completed the acquisition of certain specialized tangible and intangible medical devices. On March 23, 2016, RedHawk Pharma UK Ltd acquired a 25% equity interest in EcoGen Europe Ltd, a United Kingdom based distributor of branded generic pharmaceuticals. During the three month period ended December 31, 2017, we increased our ownership in EcoGen to 100%. Sales efforts for our medical devices and branded generic pharmaceuticals commenced during the quarter ending September 30, 2016. Prior to the quarter ended September 30, 2016, we had earned minimal revenue.

For the three month period ended December 31, 2017, gross and net revenues from our pharmaceutical products, medical devices and commercial rentals totalled $232,204 and $126,237, respectively. Revenues in the pharmaceutical and medical device business unit are expected to improve as market acceptance of our products increases. Additionally, net profits are expected to improve as the Company’s pharmaceutical sales become more weighted to its branded generics which offer lower discounts than the discounts offered by the Company for its highly competitive “special” pharmaceuticals and require significantly lower operating costs.

Operating Expenses and Loss from Continuing Operations

For the three month period ended December 31, 2017, we report consolidated net loss of $186,448 on gross revenues of $232,204 (net revenues of $126,237) as compared to a net loss of $290,503 on gross revenues of $718,337 (net revenues of $156,714) for the comparable three month period ended December 31, 2016. The reduction in the net loss resulted from improved net revenues on lower discounts offered and lower operating expenses, offset by the non-cash settlement loss incurred discussed in Note 3 to our unaudited consolidated financial statements.

Operating expenses for the three month period ended December 31, 2017 totaled $229,624, a $205,226 reduction the $434,850 of operating expenses for the comparable three month period ended December 31, 2016. The reduction in operating expenses was primarily attributable to lower product costs, marketing expenses and professional and management fees during the current three month period.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $38,625 compared with $53,939 at June 30, 2017.

During the six month period ended December 31, 2017, we completed the funding of $154,500 of new convertible notes. We used the net proceeds from the new convertible note and additional borrowings from a related party to fund current period operating activities and pay certain liabilities owed to creditors.

The Company is also pursuing the sale of its real estate holdings. Also refer to the Going Concern section of Note 1 to our unaudited consolidated financial statements.

At December 31, 2017, we had total assets of $2,402,016 compared with $2,911,325 at June 30, 2017. We had total liabilities of $1,700,650 at December 31, 2017 compared with $1,615,965 at June 30, 2017. The decline in total assets resulting from the reduction in accounts receivable in connection with our completing the acquisition of 100% ownership interest in EcoGen Europe Limited.

Cash Flows

	Six months ended December 31,
	2017	2016
Cash Flows used in Operating Activities	$(175,875)	$(327,771)
Cash Flows provided by Investing Activities	$-	$297,574
Cash provided by (used in) Financing Activities	$162,417	$(678,926)
Net Change in Cash During Period	$(15,314)	$(692,194)

Cash Flow from Operating Activities

During the six month period ended December 31, 2017, $175,875 of cash was used by our operating activities as compared to $327,771 used in our operating activities for the comparable six month period ended December 31, 2016. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities. During the six month period ended December 31, 2017, we settled certain receivables for non-cash consideration. In addition, the Company used cash from various financing activities to pay down outstanding payables.

Cash Flows from Investing Activities

During the six month period ended December 31, 2017, we did not have any cash investing transaction.

Cash Flows from Financing Activities

During the six month period ended December 31, 2017, we received $154,500 from the issuance and sale of new convertible debentures, $24,735 from the sale of common stock, and approximately $14,000 from advances from a related party under a line of credit agreement. The proceeds from the convertible debentures, common stock sale, combined with the proceeds from the line of credit advances, were used to fund current period operations and reduce outstanding trade debt as we continue to restructure our balance sheet.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to maintain our operations or pursue any extensive acquisitions activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern without further financing or asset sales.

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

REDHAWK HOLDINGS CORP.
(Registrant)

Dated: February 14, 2018	/s/ Thomas J. Concannon
Thomas J. Concannon
Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2018	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

