Form 10-Q
period 2018-03-31
RedHawk Holdings Corp.
filed 2018-05-15
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

On May 1, 2018, 351,049,027 shares of common stock, par value 0.001 per share, were outstanding.

REDHAWK HOLDINGS CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED Consolidated Financial Statements.

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

(unaudited)

	March 31, 2018	June 30, 2017

ASSETS

Current Assets:
Cash	$28,835	$53,939
Certificate of deposit	100,000	-
Receivables	193,961	548,992
Inventory, at cost	243,864	364,331
Assets held for sale	745,854	745,854
Prepaid expenses	38,747	44,626
Total Current Assets	1,351,261	1,757,742

Other Assets
Investment in real estate limited partnership	625,000	625,000
Intangible asset, net of amortization of $274,906 and $243,408, respectively	432,543	528,583
	1,057,543	1,153,583

Total Assets	$2,408,804	$2,911,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$669,785	$860,104
Liabilities on assets held for sale	244,580	251,252
Current portion of convertible notes payable, net of $33,484 in deferred loan costs	235,516	-
Line of credit	70,000	-
Insurance notes payable	-	7,225

Total Current Liabilities	1,219,881	1,118,581

Long-Term Debt:
Due to related party	28,666	35,000
Convertible notes payable, net of $40,713 and $42,914 in deferred loan costs and unamortized beneficial conversion of $64,492 and $80,842, respectively	615,878	462,384
	644,544	497,384
Total Liabilities	1,864,425	1,615,965

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, 5,000 authorized shares and 2,723 issued and outstanding
5% Series A, 2,750 shares designated, $1,113 and $1,072 stated value, and 1,473 issued and outstanding at March 31, 2018 and June 30, 2017, respectively	1,639,397	1,579,425
5% Series B, 1,250 shares designated, $1,112 and $1,071 stated value, and 1,250 issued and outstanding at March 31, 2018 and June 30, 2017, respectively	1,389,967	1,339,120
Common Stock, par value of $0.001 per share, 1,000,000,000 authorized shares and 386,520,562 and 379,070,562 issued, respectively	386,520	379,071
Additional paid-in capital	1,268,174	1,254,889
Accumulated other comprehensive loss	(1,417)	-
Accumulated deficit	(3,772,910)	(3,243,543)
	909,731	1,308,962
Less, Treasury stock 35,471,535 and 18,021,535 shares, respectively, at cost	(365,352)	(76,102)
Total RedHawk Holdings Corp. Stockholders’ Equity	544,379	1,232,860
Noncontrolling interest in foreign limited liability company	-	62,500
Total Stockholders’ Equity	544,379	1,295,360

Total Liabilities and Stockholders’ Equity	$2,408,804	$2,911,325

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Revenues	$63,549	$338,931	$363,646	$1,556,548
Less, discounts	(580)	88,345	(106,547)	(732,156)
	62,969	427,276	257,099	824,392

Operating Expenses:
Costs of goods sold	7,972	70,031	112,984	195,136
Sales and marketing expenses	38,318	(6,217)	78,432	94,509
Professional fees	24,849	60,354	83,723	300,013
Management fees	-	10,928	-	60,000
Operating expenses	6,922	52,394	35,830	127,159
Depreciation and amortization	22,166	17,765	66,498	68,338
General and administrative	57,575	52,668	121,371	227,793

Total Operating Expenses	157,802	257,923	498,838	1,072,948

Net Income (Loss) from Operations	(94,833)	169,353	(241,739)	(248,556)

Other Income (Expense):
Amortization of discount on convertible debentures	(5,450)	(5,450)	(16,350)	(18,800)
Settlement loss	-	-	(62,425)	-
Gain (Loss) on the sale of assets	-	(839)	-	(4,834)
Dividend income	-	5	-	9,982
Interest expense	(58,439)	(11,469)	(98,045)	(54,881)
	(63,889)	(17,753)	(176,820)	(68,533)

Net Income (Loss)	(158,722)	151,600	(418,559)	(317,089)

Other comprehensive income (loss):
Effect of foreign currency translation	5,714	41	(1,417)	(470)
	5,714	41	(1,417)	(470)

Comprehensive Income (Loss)	(153,008)	151,641	(419,976)	(317,559)
Less, income (loss) attributable to non-controlling interest	-	186,902	-	220,178
Comprehensive loss attributable to RedHawk Holdings Corp.	(153,008)	(35,261)	(419,976)	(537,737)

Preferred Stock Dividends	(37,399)	(31,125)	(110,819)	(93,375)

Comprehensive Loss Available for Common Stockholders	$(190,407)	$(66,386)	$(530,795)	$(631,112)

Net Loss Per Share
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted Average Shares Outstanding
Basic	351,049,027	361,021,249	358,407,239	359,185,583
Diluted	351,049,027	361,021,249	358,407,239	359,185,583

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(418,559)	$(317,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	66,498	52,671
Net revenue considered a deemed distribution to noncontrolling interests	-	(313,177)
Amortization of discount on convertible debentures	16,350	18,800
Amortization of deferred loan costs	39,449	9,504
Depreciation	-	15,667
Loss on sale of marketable securities	-	10,318
Non-cash interest expense	22,365	21,844
Non-cash settlement loss	62,475	-
Changes in operating assets and liabilities:
Accounts receivable	(51,894)	270,618
Inventory	140,200	(243,542)
Prepaid expense and deposits	7,379	(43,339)
Accounts payable and accrued liabilities	(211,968)	127,499

Net Cash Used in Operating Activities	(327,705)	(390,226)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificate of deposit	(100,000)	-
Net proceeds from the sale of marketable securities	-	367,574

Investment in domestic limited liability company	-	(70,000)
Net Cash Provided by (Used in) Investing Activities	(100,000)	297,574
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from related party line of credit	22,916	161,613
Proceeds from issuance of convertible notes	402,328	210,000
Proceeds from sale of stock	20,735	24,584
Deferred loan costs	(70,732)	(10,826)
Net proceeds (payments) on bank line of credit	70,000	(1,000,495)
Net proceeds from insurance notes payable	(7,225)	(7,955)
Principal payments on convertible notes	(50,000)	-
Principal payments on long-term debt	(6,672)	(6,291)
Net Cash Provided by (Used in) Financing Activities	381,350	(629,370)
Effect of exchange rate on cash	21,250	11,283
Decrease in cash	(25,104)	(710,739)
Cash, Beginning of Period	53,939	727,631
Cash, End of Period	$28,835	$16,892

Non-Cash Investing and Financing Activities:
Beneficial conversion discount on convertible notes	$-	$42,000
Preferred stock dividends paid-in-kind	$110,819	$62,250
Convertible debt issued in exchange for treasury shares	$29,250	-
Reduction in equity from share exchange to acquire 100% interest in Ecogen	$311,590	$-

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2018

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

For the nine month period ended March 31, 2018, the Company had gross revenues of $363,646, net revenues of $257,099, a consolidated net loss of $418,559 and cash of $327,705 used in operating activities. For the year ended June 30, 2017, the Company had $1,670,488 in gross revenue, $929,859 in net revenue, a consolidated net loss of $407,681 and cash of $154,640 used in operating activities. As of March 31, 2018, the Company had cash and a certificate of deposit of $128,835, working capital of $131,380 and an accumulated deficit of $3,772,910. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company as of March 31, 2018 and for the nine month and three month periods ended March 31, 2018 and 2017 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet dated as of June 30, 2017 is audited and is presented here as a basis for comparison. Although the financial statements and related information included herein have been prepared without audit, and certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Company believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of June 30, 2017. In the opinion of our management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

Revenue Recognition

We derive revenue from several types of activities – medical device sales, branded generic pharmaceutical sales, commercial real estate leasing and financial services. Our medical device sales include the marketing and distribution of certain professional and consumer grade digital non-contact thermometers, needle destruction unit and advanced bleeding control, non-compression hemostasis. Through our United Kingdom based subsidiary, we manufacture, and market, branded generic pharmaceuticals, and certain other generic pharmaceuticals known as “specials”. Our real estate leasing revenues are from certain commercial properties under lease. The financial service revenue is from brokerage services. The Company offers customer discounts in certain cases. Such discounts are estimated at time of product sale and deducted from gross revenues.

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Accounts Receivable

Accounts receivables are amounts due from customers of our pharmaceutical, medical device and financial services divisions. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of March 31, 2018 and June 30, 2017.

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

During the twelve-month period ended June 30, 2017, we decided to sell our Louisiana real estate holdings, which includes our former corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property on Jefferson Street in Lafayette, Louisiana that we are leasing to a third party. As a result of that decision, the net book value of those properties along with related mortgage notes are reflected as assets and liabilities held for sale in the balance sheets. At that time, we also ceased depreciating such assets. All such amounts are included in the land and hospitality segment. We expect the sale of those properties to occur in the fiscal year ending June 30, 2018 and have, accordingly, presented the held for sale assets and liabilities as current. Based on the present real estate market and discussions with brokers, no impairment of the recorded amounts has occurred as of March 31, 2018. We are also pursuing the sale of our real estate limited partnership investment, but we cannot conclude such a transaction would occur within one year and, therefore, have not reclassified related assets and liabilities as held for sale.

Effective July 1, 2017, the Chemin Metairie Road property is leased under a one-year term at a rent of $1,500 per month. The lessee has an option to purchase the property during the lease for the lesser of $300,000 or the average of two independent appraisals. Although, there is no certainty that such sale will occur, we do believe the lessee will exercise that purchase option. The tenant that leases the Jefferson Street property has renewed that lease through December 31, 2022 at a rent of $3,500 per month. We continue to offer that property for sale and expect a sale to occur in our 2018 fiscal year.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. During the twelve-month period ended June 30, 2017, 3,726,480 warrants were exercised, and the remaining warrants expired. There were no outstanding warrants as of March 31, 2018.

At March 31, 2018, including accrued but unpaid interest, there were 40,922,172 shares issuable upon conversion of the notes. There are $347,000 in convertible notes that are convertible at a variable conversion rate and not included in the issuable share amount in the preceding sentence. Also, at March 31, 2018, including accrued but unpaid dividends, there were potentially 109,293,125 shares issuable upon the conversion of the Series A Preferred Stock and, including accrued but unpaid dividends, there were potentially 138,996,711 shares issuable upon the conversion of the Series B Preferred stock. The shares to be issued upon conversion of the warrants and the shares issuable from the conversion of the notes and the Series A and Series B Preferred stock have been excluded from earnings per share calculations because these shares are anti-dilutive.

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

Going Concern

In August 2014, the FASB issued guidance on disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management’s evaluation of whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment must be made in connection with preparing financial statements for each annual and interim reporting period. Management’s evaluation should be based on the relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. If conditions or events raise substantial doubt about the entity’s ability to continue as a going concern, but this doubt is alleviated by management’s plans, the entity should disclose information that enables the reader to understand what the conditions or events are, management’s evaluation of those conditions or events and management’s plans that alleviate that substantial doubt. If conditions or events raise substantial doubt and the substantial doubt is not alleviated, the entity must disclose this in the footnotes. The entity must also disclose information that enables the reader to understand what the conditions or events are, management’s evaluation of those conditions or events and management’s plans that are intended to alleviate that substantial doubt. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The adoption of this guidance in the current year did not have an impact on our financial position, results of operations, cash flows or disclosures.

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

On December 31, 2015, RedHawk Land & Hospitality, LLC, a wholly-owned subsidiary of the Company, acquired from Beechwood Properties, LLC 280,000 Class A Units (approximately a 2.0% membership interest) of fully paid, non-assessable units of limited liability company interest in Tower Hotel Fund 2013, LLC, a real estate development limited liability company formed in the state of Hawaii for acquisition, restoration and development of the Naniloa Hilo Resort in Hilo, Hawaii. The $625,000 purchase price was paid by the issuance of 625 shares of the Company’s Series A Preferred Stock. The purchase price was determined by an independent third-party valuation. Beechwood Properties, LLC is a real estate limited liability company owned and controlled by G. Darcy Klug, a stockholder and Chief Financial Officer and Chairman of the board of directors of the Company. This investment in real estate limited partnership is recorded at cost and the Company is not aware of any indicator of impairment as of March 31, 2018. It is not practicable for the Company to estimate fair value of this investment.

On March 23, 2016, one of our wholly-owned subsidiaries, RedHawk Pharma UK Ltd (which we refer to herein as “Pharma”), initially acquired a 25% equity interest in EcoGen Europe Ltd (which we refer to as “EcoGen”) from Scarlett Pharma Ltd (which we refer to herein as “Scarlett”). On September 12, 2017 we completed a share transfer agreement wherein we increased our ownership in EcoGen to 75%. On December 19, 2017 we completed another share transfer agreement wherein we increased our ownership in EcoGen to 100%. In connection with the December share transfer the non-controlling interest was eliminated. Under the terms of an agreement we reached with Scarlett and its affiliate related to these share exchanges, they surrendered ten (10) million shares of RedHawk common stock, and transferred to RedHawk approximately $300,000 of EcoGen preferred stock and other consideration. In exchange, RedHawk assumed approximately $370,000 of obligations due to EcoGen by Scarlett and its affiliates. The RedHawk Shares were originally issued to Scarlett in connection with the Company’s March 2016 investment of 25% into EcoGen. As of December 31, 2017, Pharma now owns approximately $635,000 of EcoGen’s preferred stock and 100% of EcoGen’s common stock. The exchange agreements also settled numerous outstanding disputes between the Company, Scarlett, Warwick and the noncontrolling owners of the Company. A non-cash settlement loss of $62,425 resulted and is included in our results for the nine months ended March 31, 2018.

During the fiscal year ended June 30, 2017, we began to consolidate the accounts of EcoGen in our financial statements under the variable interest entity model. In the quarter ended September 30, 2017, we became the majority owner of EcoGen and as of December 31, 2017, we now own 100% of the common stock of EcoGen. As of March 31, 2018, we have approximately $417,008 ($382,008 net of accumulated amortization) in intangible assets related to licenses held by EcoGen. Such intangible assets are being amortized over an estimated useful life of 20 years, except for approximately $50,000 in licenses associated with certain pharmaceutical products which do not expire and are considered to have an indefinite life. This allocation to intangible assets is preliminary and may be adjusted as we complete the evaluation of EcoGen assets.

4.	LOAN AND INSURANCE NOTE PAYABLE

We finance a portion of our insurance premiums. At March 31, 2018, there was no outstanding balance due on our premium finance agreements. The policies related to these premiums expire May 31, 2018.

5.	RELATED PARTY TRANSACTIONS

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matures on March 31, 2019. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. During the year ended June 30, 2017, $250,000 of the amounts loaned under this line of credit were converted to preferred stock. At March 31, 2018, the principal balance totaled $28,666. The amount is included in noncurrent liabilities based on the expectation that either the Line of Credit maturity date will be extended, the outstanding amount will be refinanced through other long-term debt, or the amount outstanding will be converted to preferred stock as allowed for in the agreement.

During the year ended June 30, 2017, EcoGen had sales to customers which are controlled by individuals which are shareholders of EcoGen and are the noncontrolling interests in our consolidated financial statements. These sales totaled $1,241,000 on a gross basis and had discounts of $968,000. A portion of these discounts were at levels that exceeded discounts offered to unaffiliated customers. During the quarter ended March 31, 2017, management of RedHawk and these noncontrolling shareholders of EcoGen reached an agreement whereby $370,000 of such discounts were to be considered an account receivable due to EcoGen by this affiliated customer. Subsequent to June 30, 2017, the Company assumed the obligations of these noncontrolling shareholders in connection with the share exchanges discussed in Note 3.

Beginning in the quarter ended March 31, 2017, certain members of management agreed to forego management fees in consideration of the operating cash flow needs of the Company. There is not a set timeline to reinstitute such management fees. As of March 31, 2018, $60,000 in such fees remain unpaid and are recorded in accounts payable and accrued liabilities in the accompanying balance sheet.

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

We have authorized the issuance of up to $1 million in principal amount of convertible promissory notes (which we refer to as the “Convertible Notes”). The Convertible Notes are secured by certain Company real estate holdings and real estate holdings of a stockholder. As of March 31, 2018, we have $990,083 in Convertible Notes outstanding, including the interest paid-in-kind on such notes.

Prior to June 30, 2017, the Convertible Notes issued mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. Beginning 180 days after issuance of the Convertible Notes, the Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Convertible Notes. The Company may only issue the notice of its intent to redeem the Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. The holder of the Convertible Notes has the right to convert all or any portion of the Convertible Notes at the conversion price at any time prior to redemption.  A portion of the convertible notes have a maturity date prior to March 31, 2019 and are, therefore, classified as a current liability. It is the Company’s expectation that we will re-finance these convertible notes to longer terms. If we do not re-finance these convertible notes to longer terms, however, the holders of the convertible notes have the option to convert these notes into equity or hold the convertible notes to maturity.

At March 31, 2018, there were $990,803 ($851,394 net of deferred financing costs and beneficial conversion option) of Convertible Notes outstanding, including $58,833 of interest paid in kind. The Convertible Notes (plus accrued interest) are convertible into our common stock at a conversion rate of $0.015 per share or 40,922,172 shares. During the nine month periods ended March 31, 2018, we paid-in-kind $22,365 of interest on these convertible notes.

During the nine months ended March 31, 2018, we also issued $400,000 of convertible notes to third parties with variable conversion rates. These convertible notes mature at various dates between November 2018 and May 2019. We received, net of financing costs incurred, $350,000 in cash from the issuance of these notes. These notes have interest accruing at rates ranging between 8% - 12%, and redemption and asset pledge terms similar to the other convertible notes. These notes issued to third parties have a variable conversion rate based on the price of the Company’s common stock. $119,500 of the convertible notes are convertible into our common stock beginning in the quarter ending June 30, 2018 at a variable conversion rate. We also refinanced a convertible note of $38,000 during the three months ended March 31, 2018 and we paid in full one convertible note in the amount of $50,000.

Also, during the nine months ended March 31, 2018, we issued $29,250 of convertible notes to our majority stockholder in exchange for 7,450,000 shares of our common stock. The note matures in December 2020 and is convertible into 1,950,000 shares, or $0.015 per share.

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

In February 2018, we obtained a $100,000 line of credit from a bank. The line of credit matures in February 2021 and is collateralized by a $100,000 certificate of deposit at the bank. As of March 31, 2018, $70,000 was drawn under the line of credit and the interest rate was 6.5%.

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

During the three and nine month periods ended March 31, 2018, we paid-in-kind $37,399 and $110,819, respectively, of related preferred stock dividends.

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

As of June 30, 2017, the Company had approximately $2,800,000 of U.S. net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026 and run through 2037. The related deferred income tax asset of these net operating losses was estimated to be approximately $1,000,000 as of June 30, 2017. The loss for the nine months ended March 31, 2018 is expected to increase the net operating loss carry forward by an amount similar to the book income of its U.S. operations. As of March 31, 2018, the Company had approximately $3,200,000 of U.S. net operating loss carry forwards. As a result of the enactment of the Tax Cuts and Jobs Act (The Act) in December 31, 2017, the estimated deferred income tax asset related to the carry forwards as of March 31, 2018 is $675,000 which is based on the reduced 21% corporate income tax rate. There is no net tax asset recorded as of March 31, 2018 or June 30, 2017 as a 100% valuation allowance has been established for the tax benefit generated. EcoGen also has a net operating loss as of June 30, 2017 and March 31, 2018 for which no deferred tax asset has been provided. The Company did not have any accumulated foreign earnings for which taxes were deferred and subject to the one-time transition tax under The Act.

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

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical, and Other Services. Our Land & Hospital and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss. The following table reflects our segments as of March 31, 2018 and 2017 and for the nine and three month periods then ended.

		MEDICAL
Nine months ended	LAND &	DEVICE &	OTHER
March 31, 2018	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$48,185	$315,461	$-	$-	$363,646
Operating revenues, net	$48,185	$208,914	$-	$-	$257,099
Operating income (loss)	$16,226	$(114,194)	$(1,757)	$(142,014)	$(241,739)
Interest expense	$11,171	$1	$-	$86,873	$98,045
Depreciation and amortization	$-	$66,498	$-	$-	$66,498
Identifiable assets	$1,373,224	$10,515	$60	$1,025,005	$2,408,804

		MEDICAL
Nine months ended	LAND &	DEVICE &	OTHER
March 31, 2017	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$29,250	$1,527,298	$-	$-	$1,556,548
Operating revenues, net	$29,250	$795,142	$-	$-	$824,392
Operating income (loss)	$(5,079)	$137,718	$(26,292)	$(354,903)	$(248,556)
Interest expense	$11,665	$766	$-	$42,450	$54,881
Depreciation and amortization	$15,667	$52,671	$-	$-	$68,338
Identifiable assets	$1,373,352	$589,530	$74,465	$562,456	$2,599,803

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
March 31, 2018	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$14,250	$49,299	$-	$-	$63,549
Operating revenues, net	$14,250	$48,720	$-	$-	$62,969
Operating income (loss)	$6,995	$(59,367)	$(32)	$(42,429)	$(94,833)
Interest expense	$3,642	$(3)	$-	$54,800	$58,439
Depreciation and amortization	$-	$22,166	$-	$-	$22,166

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
March 31, 2017	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$9,750	$329,181	$-	$-	$338,931
Operating revenues, net	$9,750	$417,526	$-	$-	$427,276
Operating income (loss)	$8,178	$121,337	$(22,446)	$62,284	$169,353
Interest expense	$11,664	$766	$-	$(961)	$11,469
Depreciation and amortization	$(30)	$17,795	$-	$-	$17,765

11.	SUBSEQUENT EVENTS

The Company evaluates subsequent events through the time of our filing on the date we issue our financial statements, which was on May 14, 2018. The following are matters which occurred subsequent to March 31, 2018:

●	On April 12, 2018, Judge Vernon S. Broderick, United States District Court, Southern District of New York, signed an ORDER dismissing American Medical Distributors, Inc.’s third-party claim filed against RedHawk Holdings Corp. (Case #1:16-cv-06016).
●	On April 19, 2018, the Company provided NOTICE to its insurance provider that the self-insured retention deductible for legal defense costs under its directors & officers insurance policy has been satisfied. Accordingly, under the terms and conditions of its directors & officers insurance policy, the Company believes future litigation costs in the matter RedHawk Holdings Corp., et. al. versus Daniel J. Schreiber, et. al. (Case # 2:17-cv-00819 United States District Court, Eastern District of Louisiana) are the responsibility of its insurance provider.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Working Capital

	March 31, 2018	June 30, 2017
Current Assets	$1,351,261	$1,757,742
Current Liabilities	$1,219,881	$1,118,581
Working Capital	$131,380	$639,161

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

For the three and nine month periods ended March 31, 2018, gross revenues from our pharmaceutical products, medical devices and commercial rentals totaled $63,549 and $363,646, respectively, as compared to gross revenues of $338,931 and $1,556,548 for the comparable three and nine month periods ended March 31, 2017, respectively. Net revenues for the three and nine month period ended March 31, 2018 were $62,969 and $257,099 as compared to $427,276 and $824,392, respectively, for the comparable three and nine month periods ended March 31, 2017.

The primary reason for the decline in revenues was the discontinuation of reimbursement certain pharmaceutical programs by the United Kingdom National Health Service (“NHS”). In April 2017, the NHS discontinued reimbursement of the NP8 pharmaceuticals which represented $1,473,275 and $329,390, respectively, of our gross pharmaceutical revenues for the three and nine month periods ended March 31, 2017. Since the discontinuation of reimbursement of NP8s, we have directed our focus solely on the marketing and sale of our branded generical pharmaceuticals and medical devices.

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

Operating Expenses and Loss from Continuing Operations

For the three month period ended March 31, 2018, we report consolidated net loss of $158,722 on gross revenues of $63,549 (net revenues of $62,969) as compared to a net income of $151,600 on gross revenues of $338,931 (net revenues of $427,276) for the comparable three month period ended March 31, 2017. The net loss was caused by the reduction in revenue discussed above, Also, the comparable quarter included a discount reversal which materially affected the periods ended March 31, 2017.

Operating expenses for the three month period ended March 31, 2018 totaled $157,802, a $100,121 reduction from the $257,923 of operating expenses for the comparable three month period ended March 31, 2017. The reduction in operating expenses was primarily attributable to lower product costs, marketing expenses and professional and management fees during the current three month period.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and certificate of deposit of $128,835 compared with cash of $53,939 at June 30, 2017.

During the nine month period ended March 31, 2018, we completed the funding or refinancing of $435,000 of convertible notes. We used the net proceeds from the new convertible note and additional borrowings from a related party to fund current period operating activities and pay certain liabilities owed to creditors.

The Company is also pursuing the sale of its real estate holdings. Also refer to the Going Concern section of Note 1 to our unaudited consolidated financial statements.

Cash Flows

	Nine months ended March 31,
	2018	2017
Cash Flows (used in) Operating Activities	$(327,705)	$(390,736)
Cash Flows provided by (used in) Investing Activities	$(100,000)	$297,574
Cash provided by (used in) Financing Activities	$381,350	$(629,370)
Net Change in Cash During Period	$(25,104)	$(710,739)

Cash Flow from Operating Activities

During the nine month period ended March 31, 2018, $327,705 of cash was used by our operating activities as compared to $390,736 used in our operating activities for the comparable nine month period ended March 31, 2017. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities. During the nine month period ended March 31, 2018, we settled certain receivables for non-cash consideration. In addition, the Company used cash from various financing activities to pay down outstanding payables in the quarter.

Cash Flows from Investing Activities

During the nine month period ended March 31, 2018, we purchased a certificate of deposit in connection with entering into a new line of credit.

Cash Flows from Financing Activities

During the nine month period ended March 31, 2018, we received net proceeds, after financing costs incurred, of approximately $350,000 from the issuance and sale of new convertible debentures. We also had cash provided from a related party note, bank line of credit, and sale of common stock. These proceeds were used to fund current period operations and reduce outstanding trade payables as we continue to restructure our balance sheet.

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

On October 10, 2017 a scheduling conference was held. The parties agreed to, among other matters, to exchange documents and conduct other discovery, and to schedule a bench trial starting June 11, 2018. On March 12, 2018, the parties agreed to extend the discovery period to September 7, 2018. The bench trial is now set for November 5, 2018.

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

REDHAWK HOLDINGS CORP.
(Registrant)

Dated: May 15, 2018	/s/ Thomas J. Concannon
Thomas J. Concannon
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2018	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

