Form 10-K
period 2018-06-30
RedHawk Holdings Corp.
filed 2018-10-16
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on August 31, 2018 was approximately $493,634 based on the closing price of $0.0019 per share as reported on the OTCQB Markets. As of June 30, 2018, the registrant had 362,939,227 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

REDHAWK HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2018

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

The Company, through its medical products business unit, manufactures and sells our Sharps and Needle Destruction Device (SANDD mini™) and our Carotid Artery Digital Non-Contact Thermometer. We also distribute for third parties WoundClot – Advanced Bleeding Control, the Thermofinder FS-700 Pro (professional model) and FS-700 (retail model) digital non-contact thermometers and Zonis®. The Company’s real estate leasing revenues are generated from a commercial property under a long-term lease. Additionally, the Company’s real estate investment unit holds limited liability company interest in a commercial restoration project in Hawaii. RedHawk Energy Corp., LLC holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner.

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

On July 31, 2015, by a vote of the majority of our shareholders, we changed our name from “Independence Energy Corp.” to “RedHawk Holdings Corp.” (hereafter referred to as RedHawk or the Company), increased the number of authorized shares of common stock to 450,000,000, and authorized the issuance of 5,000 shares of preferred stock with an initial stated value of $1,000 per share.

On December 31, 2015, the Company received from Beechwood Properties, LLC (which we refer to as “Beechwood”) a working capital injection of approximately $1.9 million of cash and marketable securities, net of an approximately $1.0 million line of credit with a 3.5% per annum interest rate. This infusion was received in exchange for 1,000 shares of the Company’s newly designated 5% Series B Convertible Preferred Stock, $1,000 stated value. Additionally, Beechwood converted into 100 shares of the Company’s 5% Series A Convertible Preferred Stock, $1,000 par value, $100,000 of the Company’s outstanding obligation to Beechwood. As of June 30, 2018, Beechwood beneficially controls approximately 79.3% of the voting control Company’s voting shares.

On February 1, 2016, we issued 250 shares of the Company’s 5% Series B Convertible Preferred stock, $1,000 stated value, to Thomas J. Concannon, our Chief Executive Officer in exchange for $250,000 in cash.

Additionally, on March 15, 2016, we issued approximately $550,000 of convertible promissory notes (“Fixed Rate Convertible Notes”). The Fixed Rate Convertible Notes are secured by certain Company real estate holdings. The Fixed Rate Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. Beginning 180 days after issuance of the Convertible Notes, the Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Fixed Rate Convertible Notes. The Company may only issue the notice of its intent to redeem the Fixed Rate Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. The holder of the Fixed Rate Convertible Notes has the right to convert all or any portion of the Convertible Notes at the conversion price at any time prior to redemption. At June 30, 2018 and including PIK interest, there were $621,411 ($537,757 net of deferred financing costs and beneficial conversion option) of Fixed Rate Convertible Notes outstanding which are convertible into our common stock at a conversion rate of $0.015 per share or 41,427,384 shares.

During the twelve months ended June 30, 2018, we also issued $468,000 of convertible notes to third parties with variable conversion rates (“Variable Rate Convertible Notes”). The Variable Rate Convertible Notes mature at various dates between November 2018 and 2019. We received, net of financing costs incurred, $403,350 in cash from the issuance of these notes. These Variable Rate Convertible Notes have interest accruing at rates ranging between 8% - 12%, due at redemption. These notes issued to third parties have a variable conversion rate based on the price of the Company’s common stock. $326,240 of the convertible notes are currently convertible into our common stock beginning in the quarter ending June 30, 2018 at a variable conversion rate. We also paid in full two convertible note in the amount of $88,000 and notes totaling $20,760 were converted into equity.

Approximately $360,000 of the Variable Rate Convertible Notes have maturity dates prior to June 30, 2019, but continue to be classified as noncurrent as the Company has been notified by the holders of their intent to convert such notes to common stock

CURRENT BUSINESS ACTIVITIES

Branded Generic Pharmaceuticals and Medical Device Sales and Distribution

Branded Generic Pharmaceuticals. On March 24, 2016, RedHawk Pharma UK Ltd (“RedHawk Pharma”), a wholly-owned subsidiary of RedHawk, signed a definitive agreement with Scarlett Pharma LTD (which we refer to as “Scarlett”) to complete the acquisition of a 25% ownership investment in EcoGen, a United Kingdom based company specializing in the manufacturing and marketing of certain branded generic pharmaceuticals and medical devices. In the year ended June 30, 2018, the Company entered into a share transfer agreement wherein RedHawk increased its ownership position in EcoGen to 75%, and then later, the Company reached an agreement with Scarlett and its affiliate wherein RedHawk further increased its ownership position in EcoGen to 100%.

Under the terms of the agreement, Scarlett and its affiliate agreed to surrender to the Company, 10 million shares of RedHawk’s outstanding common stock, transfer to RedHawk Pharma approximately $300,000 of EcoGen’s preferred stock plus other consideration in exchange for RedHawk Pharma assuming approximately $370,000 of obligations due to EcoGen.

A generic drug is a pharmaceutical drug that is the equivalent to a brand name product in dosage, strength, route of administration, quality, performance and intended use. The term may also refer to any drug marketed under its chemical name without advertising, or to the chemical makeup of a drug rather than the brand name under which the drug is sold. Although they may not be associated with a particular company, generic drugs are subject to government regulations in the countries where they are dispensed. They are labeled with the name of the manufacturer and the nonproprietary adopted name of the drug. A generic drug must contain the same active ingredients as the original brand name formulation. In most cases, generic drugs become available after the patent afforded to a drug’s original developer expires. Once generic drugs enter the market, competition often leads to substantially lower prices for both the brand name drug and its generic equivalents. Clinicians in the United Kingdom are encouraged to write prescriptions for patent protected drugs by their generic name in preparation for such drugs losing their patent protected status, with the prescribed drug being dispensed to the patient by a community pharmacy. Pharmacists are obligated by law to dispense the brand that is written, should the clinician not use the generic name when prescribing a particular treatment, with all drugs being dispensed against a set tariff pricing structure. The pharmacist therefore procures the generic drug at the lowest available price from the wholesale supply chain, who in turn procures the lowest priced drug from any available manufacturer, ensuring that the generic drug market in the United Kingdom is purely driven by cost. The legal obligation on United Kingdom pharmacists to dispense a branded product if that is so prescribed presents the opportunity for the branded generic strategy of EcoGen. With a portfolio of widely prescribed generic drugs listed as trademarked branded generics, EcoGen can offer significant budgetary savings when compared to standard generics by offering these branded generics for sale at a price below the listed generic tariff. With UK Commissioning Groups (“CCG’s) being driven to find savings across their budgets where possible, EcoGen’s branded generic strategy has been met favorably. Currently, we are currently selling our branded generic drugs to approximately five of the approximately 225 CCG’s through an exclusive distribution agreement with Alliance Healthcare. As we continue to develop our marketing strategy, expand our team of sales representatives and increase the line of products offered to the CCG’s, we expect to capitalize on our distribution agreement with Alliance Healthcare.

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

Subsequent to June 30, 2018, RedHawk Medical Products, LLC, a wholly-owned subsidiary of the Company, acquired the world-wide exclusive manufacturing and distribution rights to certain intellectual properties which the Company believes will significantly expand the current market capabilities of its SANDD mini needle destruction unit. This new needle incineration technology (the “SANDD Pro”) increases the Company’s needle incineration capabilities to include 14 gauge hypodermic needles and higher, up to 8” in length. Additionally, the acquired SANDD Pro technology features a portable, rechargeable, battery operated unit. This portable unit (the “SANDD Pro Portable”) will incinerate as many as 300 needles, ranging in gauges as think as 21 gauge and lengths up to 8” on a single charge. The SANDD Pro Portable is ideal for field use by first responders, home health care nurses and veterinarians.

The newly acquired SANDD Pro technology includes, but is not limited to, technical designs, drawings, trademarks, tradenames, clinical test data, and all manufacturing tooling and fixtures.

The complete line of SANDD needle incineration units can be used in virtually all home and commercial applications including hospitals, first responders, a full range of clinics and primary care physicians, dentists, veterinarians, retirement and non-acute healthcare facilities. The Company believes the SANDD Pro and the SANDD Pro Portable will be available for sale by the end of the 2018 calendar year.

Third Party Medical Device Distribution

In the future, we will only market products we own and manufacture. Until we adequately develop our product base, we will continue to offer for sale, certain medical devices owned by third parties. We will, however, periodically review the market acceptance of each third-party product being marketed by us and examine the profitability of each third-party marketing effort in comparison to the cost incurred in order to market that product. In the future, we may decide the market acceptance of a particular product is not adequate or profitability of marketing such product is unacceptable. As such, we may periodically add, revise, amend or discontinue various third-party distribution agreements.

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

Hemostatic refers to a procedure, device or substance that arrests the flow of blood. Direct pressure, tourniquets and surgical clamps are mechanical hemostatic measures. Gelatin sponges, solutions of thrombin and microfibrillar collagen, which cause the aggregation of platelets and formation of clots, are used to arrest bleeding in surgical procedures. WoundClot is a single use sterile bio-absorb Hemostatic product made of non-oxidized cellulose, which can be fabricated into a variety of forms suitable in controlling bleeding from various kinds of wounds. WoundClot has been uniquely engineered and manufactured with a patented molecular structure, designed to entrap platelets and coagulants in a modified physical molecular matrix. WoundClot is the first cellulose-based product to be manufactured using a non-oxidative process. This change in the manufacturing process of WoundClot results in major clinical advantages. The first of these advantages is a significantly increased absorptive capability, enabling WoundClot to arrest and control even severe arterial bleeding. Once bleeding has been stopped and coagulation has formed, WoundClot can be easily removed without disrupting the already formed clot. Additionally, it opens up a much wider range of indications than traditional oxidized cellulose based competitive products, has a truly non-compression application and is fully biodegradable within seven days, meaning it can be implanted within the body, further minimizing the risk of secondary post-surgical bleeding.

During 2016, the Company, in conjunction with EcoGen Europe Ltd (which we refer to as “EcoGen”), our European branded generic pharmaceutical subsidiary, has begun marketing the product to large teaching hospitals in the United Kingdom. While the product has been successfully trialed in various surgery disciplines including cardiothoracic, hepatobiliary, pediatric neurosurgery, vascular and trauma surgery and has been shown to outperform currently established products, market acceptance has been limited. We are also considering the introduction of WoundClot into other markets including the United States.

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

The material terms of the HuBDIC Agreement are as follows: (a) term of five years from November 7, 2013; (b) upon receiving U.S. Food and Drug Administration (which we refer to as “FDA”) marketing clearance of the HuBDIC products, we are required to purchase a minimum of 3,000 product units for re-sale during year one of the distribution period, 8,000 during year two, and 15,000 during each subsequent year; (c) a $10,000 distribution fee previously paid to HuBDIC by AMD was credited toward our first product order; and (d) the distribution fee is refundable to us at our election. On or about July 2, 2014, HuBDIC received marketing clearance from the FDA for the sale and distribution of the Thermofinder. In November 2014, we paid for and took delivery of 500 units of the Thermofinder FS-700 Pro. We have agreed with HuBDIC to defer payment for and delivery of the balance of 2,500 units until a later date. The Company is actively soliciting orders for and has sold some of the first 500 units. The Company’s board of directors is currently evaluating future marketing strategies for the sales and distribution of additional units.

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

Zonis. Through independent sales representatives, EcoGen sells Zonis into a number of European countries, Australia and New Zealand. Zonis is a patented antimicrobial ionic silver calcium catheter dressing with both wound healing and hemostatic properties. It is designed to be placed directly over the exit site of all vascular and non-vascular percutaneous medical devices. Zonis reduces bacteria colonization and related bloodstream infections by delivering ionic silver directly to the site.

Real Estate

During fiscal 2017, we announced the planned sale of certain real estate investments. The Company believes these properties have maximized their return and the sale proceeds resulting therefrom will be better utilized in our branded generic pharmaceutical and medical device business units.

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

Subsequent to June 30, 2018, the Company received a cash payment of approximately $370,000 as a partial return on our investment. Pursuant to the terms of the limited liability operating agreement, the Company has offered to sell its membership interest in the Tower Hotel Fund 2013 to the remaining members in the Tower Hotel Fund 2013. The Company expects to complete the sale prior to June 30, 2019.

Other Real Estate. During the year ended June 30, 2017, we decided to sell our Louisiana real estate holdings, which includes our former corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property on Jefferson Street in Lafayette. As a result of that decision, the net book value of those properties along with related mortgage notes were reflected as assets and liabilities held for sale in the balance sheets. A sale of these properties did not occur in the fiscal year ended June 30, 2018 and, as such, the Company has returned these properties to assets held for use. We will continue to list these properties for sale, but it is uncertain if the sales will occur during the next twelve months. As such, these real estate assets, and related liabilities, have been reclassified in the 2018 and 2017 balance sheets. Based on the present real estate market and discussions with brokers, no impairment of the recorded amounts has occurred as of June 30, 2018.

Jefferson Street Property. On November 13, 2015, we acquired certain commercial rental property, consisting of $75,000 of land and $405,000 of buildings and improvements, from Beechwood for $480,000. The purchase price was paid by the Company through the assumption of $265,000 of long-term bank indebtedness (see Note 6) plus the issuance of 215 shares of the Company’s Series A Preferred Stock (see Note 8). The purchase price of the property was determined by independent third-party appraisers commissioned by the financial institution providing the long-term financing for the acquisition, which included the cost of specific security improvements requested by the lessee.

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

On July 1, 2017, we entered into an agreement for the lease, with an option to purchase, these former offices. Under the terms of the agreement, the tenant leased the property through June 30, 2018 and, at the end of the lease term, the tenant had the option to purchase the property for $300,000. On June 30, 2018, the tenant did not exercise his option to purchase the property. The Company has returned the property to service and currently uses this property as offices for our medical products unit.

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

The Company is continuing to successfully test the safe operation of Centri and is currently working with the Louisiana State University Innovation Park to develop our marketing strategy to offer Centri for sale and/or lease as an alternative security system in various commercial applications.

Customers, Marketing and Contracting

Our medical devices and branded generics are to be marketed to a broad base of users and are ideal for home and institutional use. The market for our devices and branded generics includes:

●	Retail Pharmacies

●	Hospitals

●	Physicians’ Offices

●	Private and Public Healthcare Clinics

●	Corrections Facilities

●	Schools

●	Veterinary Clinics

●	Emergency Services

●	Long Term Care Facilities

Safety and Quality Assurance

Our manufacturing operations require a wide variety of raw materials, including electronic and mechanical components, batteries, carry bags, and molded plastic components and other supplies. We rely on third-party manufacturers to supply several components of our medical devices. We typically enter into supply agreements for these components that specify quantity, quality requirements, and delivery terms, which, in certain cases, can be terminated by either party upon relatively short notice. For each medical device, we have elected to source certain key components from single sources of supply, including our batteries, molded plastic components. While alternative sources of supply are readily available for these components, we believe that maintaining a single source of supply allows us to control production costs and inventory levels, and to manage component quality. In order to mitigate against the risks related to a single source of supply, we qualify alternative suppliers and develop contingency plans for responding to disruptions. If any single-source supplier were no longer able to supply a component, we believe we would be able to promptly and cost-effectively switch to an alternative supplier without a significant disruption to our business and operations. We have adopted additional contingency plans to protect against an immediate disruption in supply of our battery components, and any potential delay that may result from a switch to a new supplier. These contingency plans include our own inventory management, along with a requirement that certain suppliers maintain specified quantities of inventory in multiple locations, as well as requiring certain manufacturers to maintain redundant manufacturing sites. We believe that these contingency plans would limit any disruption to our business in the event of an immediate termination of either our battery supply.

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

Class III and IV include medical devices that use invasive techniques. If the medical device has been approved in another region, it is considered Class III. If it is new, it is considered Class IV. Invasive testing equipment such as colonoscopy, endoscopy, body lesion removal devices etc., are all considered Class III or IV. At this time, we do not manufacture or sell any Class III or Class IV medical devices.

Premarket Clearance. We focus our medical device distribution business on Class I and II medical devices. WoundClot and electronic clinical thermometers such as the Thermofinder are classified as Class II devices by the FDA are not subject to Premarket Approval (PMA). SANDD is currently classified as a Class II medical device.

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

Future Business Opportunities. The Company’s board of directors is currently evaluating our future strategy for marketing all of our medical devices including SANDD mini, SANDD Pro, WoundClot and the Thermofinder FS-700 and FS-700 Pro non-contact thermometers. Under consideration is possibly contracting with third parties for the distribution of our medical devices to hospitals, doctors, schools, first responders, home health care providers, etc. The Company is considering engaging an independent marketing representative to offer its SANDD mini and the consumer version of the digital non-contact thermometer, Thermofinder FS-700, through retail chains. No decision has yet been made on the future marketing strategies.

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

We have a limited history of profitable operations – we incurred net losses of $910,052 and $407,681 for the fiscal years ended June 30, 2018 and 2017, respectively. As a result, at June 30, 2018, including preferred stock dividends, we had an accumulated deficit of $4,302,291. We have sustained significant costs in connection with the acquisition and development of certain technologies and businesses combined with significant legal fees incurred in connection with certain litigation matters. Prior to the fiscal year ending June 30, 2017, we did not generate any significant revenues. Our profitability will require successful commercialization of our medical device technology, branded pharmaceutical, security systems or future products for which we may acquire a distribution license and reduction of our operating costs. We may not, however, be able to successfully exploit any distribution rights which we currently have or acquire in the future and may never become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

As discussed in Note 1 to our financial statements for the year ended June 30, 2018, with the exception of the three-month period ended March 31, 2017, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives. We expect to continue to incur development costs and operating costs, losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released, and sales of such products made so that we are operating in a profitable manner. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Our independent auditors included an explanatory paragraph to their audit opinion issued in connection with our 2018 financial statements that states there is substantial doubt about our ability to continue as a going concern.

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

At June 30, 2018, we had a total of 1,000,000,000 authorized shares, of which 362,939,227 shares of our common stock were outstanding as of June 30, 2018. Subsequent to June 30, 2018, we increased our authorized shares to 2,000,000,000. In the future, we may not be able to obtain adequate additional equity or debt financing on acceptable terms as required. In order to raise adequate levels of capital necessary to meet the Company’s future needs, the board of directors may need to consider completing a reverse stock split, amending our articles of incorporation to increase the number of authorized shares or authorize the possible issuance of preferred stock. Certain of these considerations may require regulatory approval.

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

We may be required, under terms of current and future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located at 120 Rue Beauregard, Suite 206, Lafayette, Louisiana 70508. We lease approximate 1,250 square feet of office space. The offices are under lease through April 30, 2019 at a rate of $1,525 per month with the option to extend the lease for two, one-year periods. As of the date of this filing, we have not sought to move or change our office site as our space is adequate to meet our needs.

Our primary U.S operations facilities for testing our security system and maintaining our medical device inventory are located in leased facilities in at the Louisiana Business & Technology Center in Baton Rouge, Louisiana (“LSU Innovation Center”). This facility is located on the South Campus of Louisiana State University. At the LSU Innovation Center, we lease two (2) offices and warehouse facilities totaling approximately 1,800 square feet for $1,100 per month. The lease expires on December 31, 2018 and is subject to an annual renewal.

Our medical products unit operates from our previous corporate office. This property has about 3,000 square feet of office and storage capabilities and is owned by the Company.

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

On October 24, 2017, a scheduling conference was held. The parties agreed to, among other matters, to exchange documents and conduct other discovery, and, at this time, to schedule a bench trial starting November 5, 2018.

RedHawk plans to vigorously contest the claims against it in this matter and to pursue the claims against Schreiber, individually and as Trustee of the Schreiber Trust.

While we are insured for our legal defense costs in this matter, we have a $250,000 self-insured retention. During the year ended June 30, 2018, we recorded a charge of $250,000 for uninsured costs incurred in connection with this matter. We believe the ultimate resolution of this matter will not significantly adversely affect our financial position, operations or cash flows, other than the uninsured costs referred to above.

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

OTC Bulletin Board

Quarter Ended	High	Low

June 30, 2018	$0.0077	$0.0036
March 31, 2018	$0.0088	$0.0050
December 31, 2017	$0.0200	$0.0041
September 30, 2017	$0.0210	$0.0056
June 30, 2017	$0.0200	$0.0032
March 31, 2017	$0.0200	$0.0075
December 31, 2016	$0.0280	$0.0075
September 30, 2016	$0.0420	$0.0131

Holders

As of September 15, 2018, an aggregate of 362,939,227 shares of our common stock were outstanding plus an additional 35,471,535 shares were held in treasury stock. There were 23 shareholders of record of our common stock plus approximately 3,000 shareholders of shares held in street name. On September 18, 2018, the last reported sale of our common stock as reported by the Over-the-Counter Official Market site was $0.0013 per share.

Our common shares are issued in registered form. ClearTrust, LLC (telephone number 813-235-4490) is the registrar and transfer agent for our common shares.

Dividends

We have never paid a cash dividend on our common stock. We intend to retain our future earnings, if any, to meet our and to finance the future operations of our business. Therefore, we do not plan to declare or pay any dividends to holders of our common stock in the foreseeable future. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

During the fiscal years ended June 30, 2018 and June 30, 2017, we sold the following securities in transactions that were not registered under the Securities Act of 1933, as amended (which we refer to as the “Securities Act”).

(1)	On January 10, 2017, we issued 3,726,480 shares of our common stock in connection with the exercise of warrants exercised pursuant to a private equity sale to an accredited investor on November 1, 2014.

(2)	On January 10, 2017, we issued 250,000 shares of our common stock to a former member of our board of directors as compensation of services rendered.

(3)	On June 30, 2017, a stockholder and officer of the Company converted $250,000 of the outstanding principal and interest due to the stockholder in exchange for 233 shares of our Series A Preferred Stock (See Note 5).

(4)	On November 8, 2017 we sold 7,450,000 shares of our common stock to an accredited investor for $29.250 or an average of $0.0039 per share.

(5)

On February 8, 2018, we granted 5,000,000 to our non-executive members of our board of directors as compensation for services rendered. Such shares were issued to the directors in the quarter ended June 30, 2018.

(6)	On May 8, 2018 and June 27, 2018, we issued a total of 6,890,200 shares to accredited investors in connection with the conversion of certain convertible notes.

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

In March 2018, certain stockholders of the Company made $67,000 in interest free advances to the Company a group of stockholders and invest.

Working Capital

	June 30,
	2018	2017
Current Assets	$1,101,300	$1,011,888
Current Liabilities	$892,357	$876,292
Working Capital	$208,943	$135,596

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

For the twelve-month period ended June 30, 2018, gross and net revenues from our pharmaceutical products, medical devices and commercial rentals totaled $384,279 and $275,845, respectively. Revenues in the pharmaceutical and medical device business unit are expected to continue to improve as market acceptance of our products increases. We are restructuring the sales of our pharmaceuticals to focus more on our branded generics and less on the more competitive drug market for “specials” and NP8’s. While we initially experienced a decline in our revenues, we expect net sales are expected to eventually improve as the Company’s pharmaceutical sales become more weighted to its branded generics which offer lower discounts than the discounts offered for Company’s “special” pharmaceuticals.

Operating Expenses and Consolidated Net Loss

For the year ended June 30, 2018, we reported consolidated net loss of $910,062 on net revenues of $275,845 as compared to a net loss of $407,681 on net revenues of $929,859 for the comparable twelve-month period ended June 30, 2017. The increase in our net loss resulted primarily from lower revenue, a $250,000 charge for non-operating litigation expense, and a $62,500 charge resulting from a settlement in connection with the increase of our ownership in EcoGen to 100%.

Operating expenses for the year ended June 30, 2018 totaled $713,509, a $544,265 reduction from the $1,257,774 of operating expenses for the comparable twelve-month period ended June 30, 2017. The reduction in operating expenses was primarily attributable to lower professional fees of $343,846, lower management fees of $60,000, lower operating expenses of $99,937, lower general and administrative expenses of $85,784, which were partially offset by an increase in sales and marketing expenses and higher depreciation and amortization.

For the twelve-month period ended June 30, 2018, we incurred a consolidated net loss of $910,062 or $nil per share compared with a consolidated net loss of $407,681 or $nil per share for the comparable year ended June 30, 2017. The increase in the loss was primarily attributable to the factors discussed above.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of $19,034 compared with $53,939 of cash as of June 30, 2017. During the twelve-month period ended June 30, 2018, we completed the funding of $501,000 of new convertible notes. With the available proceeds from the notes, we reduced our trade payables.

During the year ended June 30, 2018, we commenced sales of our pharmaceutical products and medical devices. We also continued to focus on recapitalizing our balance sheet and reducing cash outlays for recurring operating costs. Because of our short operating history, obtaining traditional bank financing is difficult. As such, we use available cash to acquire pharmaceutical and medical device inventories and internally finance new accounts receivable resulting from increased business activity.

At June 30, 2018, we had total assets of $2,215,317 as compared with of $2,911,325 June 30, 2017. We had total liabilities of $2,106,242 at June 30, 2018 as compared with liabilities of $1,615,965 at June 30, 2017. The decrease in total assets was principally due to a reduction in receivables and inventory, along with annual depreciation and amortization charges against other assets. At June 30, 2018, we had working capital of $208,943 as compared to a working capital of $135,596 as of June 30, 2017.

To provide liquidity to meet current obligations and finance our internal growth, we have entered into a $250,000 line of credit with a stockholder and officer of the Company. As of June 30, 2017, the stockholder converted into Series A Preferred Stock, $250,000 loan to the Company under this line of credit. At June 30, 2018, the outstanding amount under this line of credit is approximately $23,000, leaving approximately $227,000 currently available to us under the line of credit at June 30, 2018. Additionally, certain of our real estate assets have matured in our portfolio and as such, we are pursuing the sale of its real estate holdings. When completed, we will use sale proceeds to retire debt and for working capital to continue to expand our other, more profitable, business activities. Also refer to the Going Concern section of Note 1 to our audited consolidated financial statements.

Cash Flows

	Year Ended June 30,
	2018	2017
Cash Flows used in Operating Activities	$(411,268)	$(154,640)
Cash Flows (used in) provided by Investing Activities	$(100,073)	$11,423
Cash provided by (used in) Financing Activities	$484,613	$(516,224)
Net Decrease in Cash During Period	$(34,905)	$(673,692)

Cash Flow from Operating Activities

During the twelve month period ended June 30, 2018, $411,268 of cash was used in our operating activities as compared to $154,640 in the comparable year ended June 30, 2017. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities.

For the year ended June 30, 2018, we incurred a net loss of $910,062 compared to a net loss of $407,681 in 2017, or a $502,000 increase in our net loss. This is the primary reason for the increase in our cash used in operating activities of approximately $260,000.

Cash Flow from Investing Activities

We purchased a certificate of deposit in the year ended June 30, 2018 for approximately $100,000, which is used as collateral for a bank line of credit.

Cash Flows from Financing Activities

During the twelve month period ended June 30, 2018, we had $484,613 of cash provided from financing activities, primarily from the issuance of convertible notes and proceeds from a bank line of credit. During the year ended June 30, 2017, we used $516,224 in our financing activities as we used available cash and proceeds of $210,000 from the issuance and sale of our convertible debentures and approximately $285,000 from advances from a related party under a line of credit agreement to pay in full the outstanding principal balance on our line of credit of approximately $1,000,000.

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

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and applicable to us. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed. There are also new accounting pronouncements that have been issued that have not yet been adopted.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes prior revenue recognition guidance and provides a five step recognition framework that will require entities to recognize the amount of revenue to which it expects to be entitled for the transfer of goods and services. In July 2015, the FASB permitted early adoption and deferred the effective date of this guidance one year; therefore, it will be effective for the Company in the first quarter of fiscal 2019 and may be implemented retrospectively to all years presented or in the period of adoption through a cumulative adjustment. We do not believe that the adoption of this guidance will significantly affect our financial position, results of operations, cash flows and disclosures.

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

June 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of RedHawk Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RedHawk Holdings Corp. (the Company) as of June 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Postlethwaite & Netterville, APAC

We have served as the Company’s auditor since 2016.

Lafayette, Louisiana

October 15, 2018

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

as of June 30,

	2018	2017

ASSETS

Current Assets:
Cash	$19,034	$53,939
Certificate of deposit	100,073	-
Receivables	17,946	548,992
Inventory, at cost	218,538	364,331
Investment in real estate limited partnership	625,000	-
Prepaid expenses	120,709	44,626
Total Current Assets	1,101,300	1,011,888

Property and Improvements:
Land	110,000	110,000
Building and improvements	670,000	670,000
	780,000	780,000
Less, accumulated depreciation	(81,146)	(34,146)
	698,854	745,854

Other Assets
Investment in real estate limited partnership	-	625,000
Intangible asset, net of amortization of $292,072 and $243,408, respectively	415,163	528,583
	415,163	1,153,583

Total Assets	$2,215,317	$2,911,325

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$774,568	$860,104
Current maturities of long-term debt	9,450	8,963
Line of credit	100,553	-
Insurance notes payable	7,786	7,225

Total Current Liabilities	892,357	876,292

Long-Term Debt:
Due to related parties	118,924	35,000
Real estate note payable, net of current maturities	233,772	242,289
Convertible notes payable, net of $60,420 and $42,914 in deferred loan costs and unamortized beneficial conversion of $59,042 and $80,842, respectively	861,189	462,384
	1,213,885	739,673
Total Liabilities	2,106,242	1,615,965

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, 5,000 authorized shares and 2,723 issued and outstanding 5% Series A, 2,750 shares designated, $1,127 and $1,072 stated value, and 1,473 issued and outstanding at June 30, 2018 and June 30, 2017, respectively	1,659,889	1,579,425
5% Series B, 1,250 shares designated, $1,126 and $1,071 stated value, and 1,250 issued and outstanding at June 30, 2018 and June 30, 2017, respectively	1,407,342	1,339,120
Common Stock, par value of $0.001 per share, 1,000,000,000 authorized shares and 398,410,762 and 379,070,562 issued, respectively	398,411	379,071
Additional paid-in capital	1,311,076	1,254,889
Accumulated deficit	(4,302,291)	(3,243,543)
	474,427	1,308,962
Less, Treasury stock 35,471,535 and 18,021,535 shares, respectively, at cost	(365,352)	(76,102)
Total RedHawk Holdings Corp. Stockholders' Equity	109,075	1,232,860
Noncontrolling interest in foreign limited liability company	-	62,500
Total Stockholders' Equity	109,075	1,295,360

Total Liabilities and Stockholders' Equity	$2,215,317	$2,911,325

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

For the Year Ended June 30,

	2018	2017

Revenues	$384,279	$1,670,488
Less, discounts	(108,434)	(740,629)
	275,845	929,859

Operating Expenses:
Costs of goods sold	181,763	191,881
Sales and marketing expenses	108,758	79,163
Professional fees	48,464	392,310
Management fees	-	60,000
Operating expenses	33,718	133,655
Depreciation and amortization	138,554	112,729
General and administrative	202,252	288,036

Total Operating Expenses	713,509	1,257,774

Net Loss from Operations	(437,664)	(327,915)

Other Income (Expense):
Amortization of discount on convertible debentures	(21,800)	(24,250)
Settlement loss	(62,425)	-
Litigation expense	(250,000)	-
Loss on the sale of assets	-	(4,052)
Dividend income	-	9,968
Interest expense	(138,173)	(68,084)
	(472,398)	(86,398)

Net Loss	(910,062)	(414,313)

Other comprehensive gain (loss):
Effect of foreign currency translation	-	6,651
	-	6,651

Consolidated Net Income (Loss)	(910,062)	(407,681)

Other comprehensive loss
Reclassification adjustment for sale of marketable securities	-	38,860
Consolidated Comprehensive Income (Loss)	(910,062)	(368,821)
Less, Net income attributable to noncontrolling interest	-	62,500
Net Loss attributable to RedHawk Holdings Corp.	(910,062)	(437,321)

Preferred Stock Dividends	(148,686)	(127,336)

Comprehensive Loss Available for Common Stockholders	$(1,058,748)	$(558,657)

Net Loss Per Share
Basic	$-	$-
Diluted	$-	$-

Weighted Average Shares Outstanding
Basic	357,250,050	359,650,168
Diluted	357,250,050	359,650,168

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(910,062)	$(407,681)
Adjustments to reconcile net loss to net cash used in continuing operations:
Amortization of intangibles	91,554	88,664
Amortization of discount on convertible debentures	21,800	24,250
Amortization of deferred loan costs	49,989	11,784
Depreciation	47,000	15,667
Loss on sale of marketable securities	-	10,318
Share-based compensation	35,417	-
Non-cash interest expense	30,271	36,139
Non-cash settlement loss	62,475	-
Changes in operating assets and liabilities:
Accounts receivable	175,354	279,412
Inventory	151,147	(249,933)
Prepaid expense and deposits	(75,783)	(23,030)
Accounts payable and accrued liabilities	(90,430)	59,770
Net Cash Used in Operating Activities	(411,268)	(154,640)
CASH FLOWS FROM INVESTING ACTIVITIES
Certificate of deposit purchase	(100,073)	-
Net proceeds from the sale of marketable securities	-	367,575
Investment in foreign limited liability company	-	(356,152)
Net Cash Provided by (used in) Investing Activities	(100,073)	11,423
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties, net	54,674	285,000
Proceeds from issuance of convertible notes	473,000	210,000
Proceeds from sale of stock, net	19,350	5,950
Proceeds from exercise of warrants	-	18,632
Deferred loan costs, net	(67,495)	(19,907)
Proceeds from line of credit	100,553	-
Principal payments on bank line of credit	-	(1,000,495)
Net proceeds from (payments on) insurance notes payable	561	(6,953)
Principal payments on convertible notes	(88,000)	-
Principal payments on long-term debt	(8,030)	(8,451)
Net Cash Provided by (Used in) Financing Activities	484,613	(516,224)
Effect of exchange rate on cash	(8,177)	(14,251)
Decrease in cash	(34,905)	(673,692)
Cash, Beginning of Period	53,939	727,631
Cash, End of Period	$19,034	$53,939

Non-Cash Investing and Financing Activities:
Beneficial conversion discount on convertible notes	$-	$42,500
Related party line of credit converted into Series A Preferred Stock	$-	$250,000
Preferred stock dividends paid-in-kind	$148,686	$158,462
Convertible debt issued in exchange for treasury shares	$29,250	$-
Conversion of debt to common stock	$20,760	$-
Reduction in equity from share exchange to acquire 100% interest in Ecogen	311,590	-

Supplemental Disclosures:
Interest paid	$39,715	$56,300
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	SERIES A		SERIES B					ACCUMULATED
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	OTHER COMPREHENSIVE	NONCONTROLLING	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	INTEREST	DEFICIT	SHARES	AMOUNT	TOTAL

BALANCE, JUNE 30, 2016	1,240	$1,240,000	1,250	$1,250,000	375,094,082	$375,094	$1,192,283	$(38,860)	$-	$(2,646,026)	18,021,535	$(76,102)	$1,296,389

Fair value of beneficial conversion feature on convertible notes	-	-	-	-	-	-	42,000	-		-	-	-	42,000
Preferred stock dividends declared	-	-	-	-	-	-	-	-		(127,336)	-	-	(127,336)
PIK Dividends		89,425		89,120			-						178,545
Conversion of line of credit	233	250,000											250,000
Sale of marketable securities	-	-	-	-	-	-	-	38,860		-	-	-	38,860
Milito shares issued					250,000	250	5,700						5,950
Warrant exercise					3,726,480	3,727	14,906						18,633
Re-purchase of securities	-	-	-	-	-	-	-		-	-		-	-
Net loss	-	-	-	-	-	-	-	-	62,500	(470,181)	-	-	(407,681)

BALANCE, JUNE 30, 2017	1,473	$1,579,425	1,250	$1,339,120	379,070,562	$379,071	$1,254,889	$-	$62,500	$(3,243,543)	18,021,535	$(76,102)	$1,295,360

Non-controlling interest acquired	-	-	-	-	-	-	-	-	(62,500)	-	10,000,000	(260,000)	(322,500)
Preferred stock dividends declared	-	-	-	-	-	-	-	-		(148,686)	-	-	(148,686)
PIK Dividends		80,464		68,222			-			-			148,686
Stock sales	-	-	-	-	7,450,000	7,450	21,800	-		-	-	-	29,250
Stock grants					5,000,000	5,000	30,417						35,417
Conversion of convertible notes to stock					6,890,200	6,890	3,970	-					10,860
Shares acquired	-	-	-	-	-	-	-		-	-	7,450,000	(29,250)	(29,250)
Net loss	-	-	-	-	-	-	-	-	-	(910,062)	-	-	(910,062)

BALANCE, JUNE 30, 2018	1,473	$1,659,889	1,250	$1,407,342	398,410,762	$398,411	$1,311,076	$-	$-	$(4,302,291)	35,471,535	$(365,352)	$109,075

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Notes to the Consolidated Financial Statements

June 30, 2018

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

For the year ended June 30, 2018, the Company had gross revenues of $384,279, net revenues of $275,845, a consolidated net loss of $910,062 and cash used in operating activities of $411,268. For the year ended June 30, 2017, the Company had $1,670,488 in gross revenue, $929,859 in net revenue, a consolidated net loss of $407,681 and cash of $154,640 used in operating activities. As of June 30, 2018, the Company had cash of $19,034 and a certificate of deposit of $100,073, working capital of $208,943 and an accumulated deficit of $4,302,291. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company as of June 30, 2018 and 2017 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (which we refer to as “GAAP”) pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2018 or 2017.

Accounts Receivable

Accounts receivables are amounts due from customers of our pharmaceutical, medical device and financial services divisions. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of June 30, 2018 and June 30, 2017.

Inventory

Inventory consist of purchased thermometers, an advanced bleeding control, non-compression hemostasis, a patented antimicrobial ionic silver calcium catheter dressing, needle destruction devices and certain branded generic pharmaceuticals held for resale. All inventories are stated at the lower of cost or net realizable value utilizing the first-in, first-out method.

Property and Improvements

Property and improvements are stated at cost. We provide for depreciation expense on a straight-line basis over each asset’s useful life depreciated to their estimated salvage value. Buildings are depreciated over a useful life of 20 to 30 years. Building improvements are depreciated over a useful life of 5 to 10 years.

During the year ended June 30, 2017, we decided to sell our Louisiana real estate holdings, which includes our former corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property on Jefferson Street in Lafayette, Louisiana that we are leasing to a third party. As a result of that decision, the net book value of those properties along with related mortgage notes were reflected as assets and liabilities held for sale in the balance sheets. At that time, we also ceased depreciating such assets. All such amounts are included in the land and hospitality segment. A sale of these properties did not occur in the fiscal year ended June 30, 2018 and, as such, the Company has returned these properties to assets held for use and depreciation expenses has been recorded in 2018 for the period the properties were included in assets held for sale. We will continue to list these properties for sale, but it is uncertain if the sales will occur during the next twelve months. As such, these real estate assets, and related liabilities, have been reclassified in the 2018 and 2017 balance sheets. Based on the present real estate market and discussions with brokers, no impairment of the recorded amounts has occurred as of June 30, 2018.

We are also pursuing the sale of our remaining investment in the real estate limited partnership investment. Subsequent to year end, based on stability of operations of the underlying real estate property and recent valuations, the partnership refinanced the property. We received a distribution of approximately $370,000 from the real estate limited partnership following this refinancing. This distribution will be recorded as a reduction of our investment in the limited partnership, which is recorded at cost. We are currently in negotiations to sell our interest in the partnership and anticipate such a transaction will close prior to June 30, 2019. Thus, our investment is shown as a current liability as of June 30, 2018 in the accompanying consolidated balance sheet.

Effective July 1, 2017, the Chemin Metairie Road property was leased under a one-year term at a rent of $1,500 per month. The lessee had an option to purchase the property during the lease for the lesser of $300,000 or the average of two independent appraisals. On June 30, 2018, the tenant did not exercise his option to purchase the property. The Company has returned the property to service and currently uses this property as offices for our medical products unit. Effective August 1, 2017, the tenant that leases the Jefferson Street property has renewed that lease through December 31, 2022 at a rent of $3,250 per month. We continue to offer these two properties for sale. Since we are not certain a sale will occur during our 2019 fiscal year, we reflect these assets as non-current.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. During the year ended June 30, 2017, 3,726,480 warrants were exercised, and the remaining warrants expired. There were no outstanding warrants as of June 30, 2018.

At June 30, 2018, including accrued but unpaid interest, there were 41,427,384 shares issuable upon conversion of the notes. There are $359,240 in convertible notes that are convertible at a variable conversion rate and not included in the issuable share amount in the preceding sentence. Also, at June 30, 2018, including accrued but unpaid dividends, there were potentially 110,659,289 shares issuable upon the conversion of the Series A Preferred Stock and, including accrued but unpaid dividends, there were potentially 140,734,170 shares issuable upon the conversion of the Series B Preferred stock. The shares to be issued upon conversion of the warrants and the shares issuable from the conversion of the notes and the Series A and Series B Preferred stock have been excluded from earnings per share calculations because these shares are anti-dilutive.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. All of our accumulated other comprehensive income as of June 30, 2018 and 2017 relate to foreign currency translation.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (which we refer to as the “FASB”) issued new guidance intended to change the criteria for recognition of revenue. The new guidance establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. In July 2015, the FASB permitted early adoption and deferred the effective date of this guidance one year; therefore, it will be effective for the Company in the first quarter of fiscal 2019 and may be implemented retrospectively to all years presented or in the period of adoption through a cumulative adjustment. We do not believe that the adoption of this guidance will significantly affect our financial position, results of operations, cash flows and disclosures.

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

On December 31, 2015, RedHawk Land & Hospitality, LLC, a wholly-owned subsidiary of the Company, acquired from Beechwood Properties, LLC 280,000 Class A Units (approximately a 2.0% membership interest) of fully paid, non-assessable units of limited liability company interest in Tower Hotel Fund 2013, LLC, a real estate development limited liability company formed in the state of Hawaii for acquisition, restoration and development of the Naniloa Hilo Resort in Hilo, Hawaii. The $625,000 purchase price was paid by the issuance of 625 shares of the Company’s Series A Preferred Stock. The purchase price was determined by an independent third-party valuation. Beechwood Properties, LLC is a real estate limited liability company owned and controlled by G. Darcy Klug, a stockholder and Chief Financial Officer and Chairman of the board of directors of the Company. This investment in real estate limited partnership is recorded at cost and the Company is not aware of any indicator of impairment as of June 30, 2018. It is not practicable for the Company to estimate fair value of this investment.

On March 23, 2016, one of our wholly-owned subsidiaries, RedHawk Pharma UK Ltd (which we refer to herein as “Pharma”), initially acquired a 25% equity interest in EcoGen Europe Ltd (which we refer to as “EcoGen”) from Scarlett Pharma Ltd (which we refer to herein as “Scarlett”). On September 12, 2017 we completed a share transfer agreement wherein we increased our ownership in EcoGen to 75%. On December 19, 2017 we completed another share transfer agreement wherein we increased our ownership in EcoGen to 100%. In connection with the December share transfer the non-controlling interest was eliminated. Under the terms of an agreement we reached with Scarlett and its affiliate related to these share exchanges, they surrendered ten (10) million shares of RedHawk common stock and transferred to RedHawk approximately $300,000 of EcoGen preferred stock and other consideration. In exchange, RedHawk assumed approximately $370,000 of obligations due to EcoGen by Scarlett and its affiliates. The RedHawk Shares were originally issued to Scarlett in connection with the Company’s March 2016 investment of 25% into EcoGen. As of December 31, 2017, Pharma now owns approximately $635,000 of EcoGen’s preferred stock and 100% of EcoGen’s common stock. The exchange agreements also settled numerous outstanding disputes between the Company, Scarlett, Warwick and the noncontrolling owners of the Company. A non-cash settlement loss of $62,425 resulted and is included in our results for the year ended June 30, 2018.

During the fiscal year ended June 30, 2017, we began to consolidate the accounts of EcoGen in our financial statements under the variable interest entity model. In the quarter ended September 30, 2017, we became the majority owner of EcoGen and as of December 31, 2017, we now own 100% of the common stock of EcoGen. As of June 30, 2018, we have approximately $371,894 ($331,894 net of accumulated amortization) in intangible assets related to licenses held by EcoGen. Such intangible assets are being amortized over an estimated useful life of 20 years.

In September 2018, the Company acquired the exclusive license rights to certain medical device technology. Under the terms of the license agreement, the Company paid $25,000 at closing plus the first of a total twenty quarterly payments of $21,250 each.

4.	LOAN AND INSURANCE NOTE PAYABLE

We finance a portion of our insurance premiums. At June 30, 2018, there was a $7,786 outstanding balance due on our premium finance agreements. The policies related to these premiums expire May 31, 2019.

5.	RELATED PARTY TRANSACTIONS

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matures on March 31, 2019. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. During the year ended June 30, 2017, $250,000 of the amounts loaned under this line of credit were converted to preferred stock. At June 30, 2018, the principal balance totaled $22,674. The amount is included in noncurrent liabilities based on the expectation that either the Line of Credit maturity date will be extended, the outstanding amount will be refinanced through other long-term debt, or the amount outstanding will be converted to preferred stock as allowed for in the agreement.

This same stockholder and officer also holds $29,250 of 5% convertible notes, which mature in December 2020 and are convertible into common stock at a rate of $0.015 per share or 1,950,000 shares.

In the quarter ended June 30, 2018, certain stockholders of the Company made $67,000 in interest free advances to the Company.

All of the above liabilities are included in Due to Related Parties in the accompanying consolidated balance sheet as of December 31, 2017.

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

Beginning in the quarter ended March 31, 2017, certain members of management agreed to forego management fees in consideration of the operating cash flow needs of the Company. There is not a set timeline to reinstitute such management fees. As of June 30, 2018 and 2017, $60,000 in such fees remain unpaid and are recorded in accounts payable and accrued liabilities in the accompanying balance sheet.

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

We have authorized the issuance of up to $1 million in principal amount of convertible promissory notes (which we refer to as the “Fixed Rate Convertible Notes”). The Fixed Rate Convertible Notes are secured by certain Company real estate holdings.

The Fixed Rate Convertible Notes issued mature on March 15, 2021, the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. The Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Fixed Rate Convertible Notes. The Company may only issue the notice of its intent to redeem the Fixed Rate Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. The holder of the Fixed Rate Convertible Notes has the right to convert all or any portion of the Fixed Rate Convertible Notes at the conversion price at any time prior to redemption.

At June 30, 2018, there were $621,411 ($537,757 net of deferred financing costs and beneficial conversion option) of Fixed Rate Convertible Notes outstanding, including $71,441 of interest paid in kind. The Fixed Rate Convertible Notes (plus accrued interest) are convertible into our common stock at a conversion rate of $0.015 per share or 41,427,384 shares. During the years ended June 30, 2018 and 2017, we paid-in-kind $29,943 and $28,347, respectively, of interest on these convertible notes.

During the twelve months ended June 30, 2018, we also issued $468,000 of convertible notes to third parties with variable conversion rates (“Variable Rate Convertible Notes”). The Variable Rate Convertible Notes mature at various dates between November 2018 and 2019. We received, net of financing costs incurred, $403,350 in cash from the issuance of these notes. These Variable Rate Convertible Notes have interest accruing at rates ranging between 8% - 12%, and redemption. These notes issued to third parties have a variable conversion rate based on the price of the Company’s common stock. $326,240 of the convertible notes are currently convertible into our common stock beginning in the quarter ending June 30, 2018 at a variable conversion rate. We also paid in full two convertible note in the amount of $88,000 and notes totaling $20,760 were converted into equity. At June 30, 2018, there were $359,240 ($323,432 net of deferred financing costs) of Fixed Rate Convertible Notes outstanding

The Variable Rate Convertible Notes have maturity dates prior to June 30, 2019 and are, therefore, classified as a current liability. It is the Company’s expectation that we will either repay these notes before the conversion period commences, re-finance these convertible notes to longer terms or permit a limited amount of conversions. If we do not re-finance these convertible notes to longer terms, however, the holders of the convertible notes have the option to convert these notes into equity or hold the convertible notes to maturity.

Also, during the year ended June 30, 2018, we issued $29,250 of convertible notes to our majority stockholder in exchange for 7,450,000 shares of our common stock. The note matures in December 2020 and is convertible into 1,950,000 shares, or $0.015 per share. (See Note 5.)

In February 2018, we obtained a $100,000 line of credit from a bank. The line of credit matures in February 2021 and is collateralized by a $100,000 certificate of deposit at the bank. As of June 30, 2018, approximately $100,000 was drawn under the line of credit. The interest rate on the line of credit is 7.0% per annum.

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

On October 24, 2017, a scheduling conference was held. The parties agreed to, among other matters, to exchange documents and conduct other discovery, and, at this time, to schedule a bench trial starting November 5, 2018.

RedHawk plans to vigorously contest the claims against it in this matter and to pursue the claims against Schreiber, individually and as Trustee of the Schreiber Trust.

While we are insured for our legal defense costs in this matter, we have a $250,000 self-insured retention. During the year ended June 30, 2018, we recorded a charge of $250,000 for uinsured costs incurred in connection with this matter. We believe the ultimate resolution of this matter will not significantly adversely affect our financial position, operations or cash flows, other than the uninsured costs referred to above.

8.	STOCKHOLDERS’ EQUITY

Effective on October 13, 2015, we amended and restated our articles of incorporation as previously adopted by a majority vote of our stockholders. The amended and restated articles of incorporation, among other things, changed our name to RedHawk Holdings Corp., authorized 5,000 shares of Preferred Stock, and increased the number of authorized shares of common stock from 375,000,000 to 450,000,000. On December 26, 2018, by a vote of the majority of our stockholders, we increased the number of our authorized shares from 450,000,000 to 1,000,000,000. On August 20, 2018, by a vote of the majority of our stockholders, we increased the number of our authorized shares from 1,000,000,000 to 2,000,000,000.

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

During the year ended June 30, 2018 and 2017, we paid-in-kind $148,686 and $178,545, respectively, of related preferred stock dividends.

Warrants

During November 2014, we completed a private equity sale of 14,905,918 shares of common stock generating proceeds of $49,900. As a component of this private equity sale, 7,452,959 warrants to acquire common stock of the Company were also issued with an exercise price of $0.005 per share. During the year ended June 30, 2017, 3,726,480 warrants were exercised, and the remaining warrants expired.

9.	INCOME TAXES

As of June 30, 2018, the Company had approximately $3,600.000 of U.S. net operating losses (NOLs) carried forward to offset taxable income in future years which expire commencing in fiscal 2026 and run through 2038. As a result of the numerous common stock transactions that have occurred, the amount of these NOLs which is actually available to offset future income may be severely limited due to change-in-control tax provisions. The Company has not estimated the effect of such change-in-control limitation. The related deferred income tax asset of these NOLs, without consideration of any change-of-control limitation, was estimated to be approximately $750,000 as of June 30, 2018. As a result of the enactment of the Tax Cuts and Jobs Act (The Act) in December 31, 2017, the estimated deferred income tax asset related to U.S. NOL carry forwards is based on the reduced 21% corporate income tax rate. Due to our history of operating losses and the uncertainty surrounding the realization of the deferred tax assets in future years, our management has determined that it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets.

Thus, there is no net tax asset recorded as of June 30, 2018 or June 30, 2017 as a 100% valuation allowance has been established for any tax benefit. EcoGen also has a net operating loss as of June 30, 2018 and June 30, 2017 for which no deferred tax asset has been provided. Similarly, there is no income tax benefit recorded on the net loss of the Company for the years ended June 30, 2018 and 2017.

The Company did not have any accumulated foreign earnings for which taxes were deferred and subject to the one-time transition tax under The Act.

The Company accounts for interest and penalties relating to uncertain tax provisions in the current period statement of operations, as necessary. The Company’s tax years from inception are subject to examination. There are no income tax examinations currently in progress.

10.	SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical, and Other Services. Our Land & Hospital and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss. The following table reflects our segments as of June 30, 2018 and 2017 and for the twelve month periods then ended.

		MEDICAL
Year ended	LAND &	DEVICE &	OTHER
June 30, 2018	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$67,160	$317,119	$-	$-	$384,279
Operating revenues, net	$67,160	$208,685	$-	$-	275,845
Operating income (loss)	(22,443)	$(217,174)	$(1,791)	$(196,256)	$(437,664)
Interest expense	$15,760	$(5)	$-	$122,418	$138,173
Depreciation and amortization	$47,000	$91,554	$-	$-	$138,554
Identifiable assets	$1,347,446	$702,516	$26	$165,329	$2,215,317

		MEDICAL
Year ended	LAND &	DEVICE &	OTHER
June 30, 2017	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$39,000	$1,631,488	$-	$-	$1,670,488
Operating revenues, net	$39,000	$890,859	$-	$-	$929,859
Operating income (loss)	$(2,223)	$191,291	$(32,732)	$(484,251)	$(327,915)
Interest expense	$27,221	$769	$-	$40,094	$68,084
Depreciation and amortization	$15,666	$97,063	$-	$-	$112,729
Identifiable assets	$1,381,622	$739,567	$240	$789,896	$2,911,325

11.	SUBSEQUENT EVENTS

The Company evaluates subsequent events through the time of our filing on the date we issue our financial statements, which was on October 15, 2018. The following are matters which occurred subsequent to June 30, 2018:

●	In September 2018, we received a distribution from our real estate limited partnership investment of approximately $370,000;
●	In September 2018, RedHawk Medical Products, LLC, a wholly-owned subsidiary of the Company, acquired the world-wide exclusive manufacturing and distribution rights to certain intellectual properties which the Company believes will significantly expand the current market capabilities of its SANDD mini needle destruction unit;
●	In August 2018, we increased our authorized shares from 1,000,000,000 to 2,000,000,000.
●	In August 2018, we received notice from holders of the Variable Rate Convertible Notes of their intent to convert such notes into common stock. The conversion process is still in progress as of the filing date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2018 which is the end of the period covered by this Form 10-K. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (which we refer to as “COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2018, our management determined that there were control deficiencies that constituted material weaknesses, as described below.

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently, the board of directors acts in the capacity of the audit committee.

●

We have limited personnel and do not have adequate segregation of duties, including over cash controls – As of June 30, 2018, the Company had not maintained sufficient internal control over financial reporting as it has limited personnel and does not have an adequate segregation of duties. This includes internal controls over certain cash processes, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. The lack of such controls over cash were mitigated by the fact that the Company had limited transactions in its bank accounts and significant cash transactions are reviewed by the board of directors. This also means there is limited review of accounting and financial reporting conclusions made by the Company’s chief financial officer.

Accordingly, our management concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, our management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

●

When we have adequate financial resources, we will employ additional personnel to assist with the preparation and review of the Company’s monthly financial reporting, and to appropriately segregate duties, including those related to cash transactions.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position Held with the Company
Thomas J. Concannon	64	Chief Executive Officer and Director
G. Darcy Klug	66	Chief Financial Officer and Chairman of the board of directors
Felix C. Spizale	72	Director
Phillip Harris IV	74	Director
Robert H. Rhyne Jr.	64	Director
Andre F. Toce Sr. Steven C. Bader	59 54	Director Director

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

Steven C. Bader. Mr. Bader has been a director of the Company since November 16, 2017. Mr. Bader currently serves as President and owner of I-44 Express, a Missouri-based provider of log-haul interstate trucking. Mr. Bader has over 13 years of experience in the interstate trucking industry. Mr Bader is also the owner of Spencer Office Cleaning and Sundance Janitorial Supply Co. and has more than 25 years of experience in the janitorial supply and service industry. Mr Bader attended the University of Missouri, St Louis. Mr. Bader is qualified to serve as a director because of his extensive entrepreneurial background and managerial experience in the interstate trucking and janitorial supply and service industries.

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

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended June 30, 2018, Forms 5 and any amendments thereto furnished to us with respect to the fiscal year ended June 30, 2018, and the representations made by the reporting persons to us, we believe that during the fiscal year ended June 30, 2018, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officers;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2018 and June 30, 2017.

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
						Non-	and
						Equity	Nonqualified
Name and Principal				Stock	Option	Incentive Plan	Deferred Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
		($)	($)	($)	($)	($)	($)	($)	($)
G. Darcy Klug	2018	-	Nil	Nil	Nil	Nil	Nil	Nil	-
Chairman, CFO and	2017	-	Nil	Nil	Nil	Nil	Nil	Nil	-
Director

Thomas J. Concannon	2018	-	Nil	Nil	Nil	Nil	Nil	Nil	-
CEO and Director	2017	-	Nil	Nil	Nil	Nil	Nil	Nil	-

Daniel J. Schreiber (1)	2017	-	Nil	Nil	Nil	Nil	Nil	Nil	-
Chairman and CEO

(1)	Mr. Schreiber resigned as the Chairman of the board of directors and as a director on April 20, 2016. He resigned his position as Chief Executive Officer on July 5, 2016.

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

Stock Options/SAR Grants

During our fiscal year ended June 30, 2018, there was no options granted to our executive officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2018.

Option Exercises

During our fiscal year ended June 30, 2018, there were no options exercised by our executive officers.

Compensation of Directors

During the year ended June 30, 2018 and by consent of shareholders holding a majority of our voting shares, the Company issued to each Non-Executive Director a compensation grant of three million shares of the Company’s common stock. This grant of common stock vests in the following manner, i. one million shares at the time of the grant, ii. one million shares to vest one year from the date of the grant and iii. One million shares to vest two years from the date of the grant. Vesting is contingent on the Non-Executive Director continuing to serve on the Company’s Board or the Company removing the Non-Executive Director from serving on the Board without cause. The Company currently has no other agreements in place for compensating its Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned (as determined under Rule 13d-3 pursuant to the Exchange Act) as of June 30, 2018 by: (i) our directors; (ii) our named executive officers; (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock; and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

		Amount and
		Nature of
	Title of	Beneficial	Percentage of
Name and Address of Beneficial Owner	Class	Ownership	Class (1)

G. Darcy Klug (3)
Post Office Box 53929	Common	342,224,815	59.3%
Lafayette, Louisiana

Thomas J. Concannon (4)
34 Willow Drive	Common	28,164,788	6.9%
Chester, NJ 07930

Andre F. Toce Sr. (5)	Common	15,929,176	3.8%
969 Coolidge Street Suite 201 Lafayette, Louisiana 70503

Robert H. Rhyne Jr. (5)	Common	12,196,882	2.9%
110 Augusta Drive Broussard, La. 70518

Felix C. Spizale (5)	Common	1,751,694	0.2%
103 Fursman Street Lafayette, Louisiana 70503

Phillip Harris IV (5)	Common	1,373,229	0.1%
4681 Short Leaf Lane NE St. Petersburg, Fl 33703

Steven C. Bader	Common	1,000,000	0.1%
836 East Highway N
Wentzville, MO 63385

Daniel J. Schreiber (2)
4660 La Jolla Village Drive	Common	52,377,108	14.5%
San Diego, CA 92122

Directors and Officers as a group	Common	402,640,585	62.7%

(1)	As of June 30, 2018, there were 362,939,227 shares of our company’s common stock issued and outstanding.

(2)	Includes shares held by the Schreiber Living Trust-DTD 2/08/95 In Care of Avior Capital LLC. Mr. Schreiber has voting and dispositive control over securities held by Schreiber Living Trust and Avior Capital LLC. During 2016, Mr. Schreiber resigned his positions as the Company’s Chairman and Chief Executive Officer.

(3)	Includes shares held by Beechwood Properties, LLC. G. Darcy Klug has voting and dispositive control over securities held by Beechwood Properties, LLC. Mr. Klug is our Chairman, Chief Financial Officer and Secretary. Mr. Klug beneficially owns $2,785,583 of our Series A and Series B Preferred Stock which has ten times super voting rights. Including the voting power of the Series A and Series B Preferred Stock, Mr. Klug has 80.4% of the voting power of our common stock.

(4)

Mr. Concannon serves as the Chief Executive Officer and director of the Company. Mr. Concannon owns $281,648 of our Series B Preferred Stock which has ten times super voting rights. Including the voting power of the Series B Preferred Stock, Mr. Concannon has 4.3% of the voting power of our common stock

(5)	Messrs. Toce, Rhyne, Spizale , Harris and Bader are directors of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the years ended June 30, 2018 and 2017, with the Company, in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

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

Director Independence

We currently act with seven directors consisting of G. Darcy Klug, Thomas J. Concannon, Felix Spizale, Phillip Harris IV, Andre Toce Sr., Robert Rhyne Jr. and Steven Bader. We have determined that all but two of our directors, Messrs. Klug and Concannon, are “independent directors” as defined in NASDAQ Listing Rule 5605(a)(2). We do not have a standing audit, compensation or nominating committee, but our directors act in such capacities. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee at this time because we believe that the functions of an audit committee can be adequately performed by the current directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	For the Year Ended June 30,
	2018	2017

Audit Fees	$74,000	$72,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$74,000	$72,000

Audit fees represent the aggregate fees for professional services rendered for audits of the consolidated financial statements of the Company and reviews of interim consolidated financial statements.

Audit services for the years ended June 30, 2018 and June 30, 2017 were provided by Postlethwaite & Netterville, APAC.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

REDHAWK HOLDINGS CORP.

Date: October 16, 2018	By:	/s/ Thomas J. Concannon
Thomas J. Concannon
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 16, 2018	By:	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 16, 2018	By:	/s/ Thomas J. Concannon
Thomas J. Concannon
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 16, 2018	By:	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: October 16, 2018	By:	/s/ Steven Bader
Steven Bader
Director

Date: October 16, 2018	By:	/s/ Phillip Harris IV
Phillip Harris IV
Director

Date: October 16, 2018	By:	/s/ Robert H. Rhyne Jr.
Robert H. Rhyne Jr.
Director

Date: October 16, 2018	By:	/s/ Felix C. Spizale
Felix C. Spizale
Director

Date: October 16, 2018	By:	/s/ Andre F. Toce Sr.
Andre F. Toce Sr.
Director

