Form 10-Q
period 2018-09-30
RedHawk Holdings Corp.
filed 2018-11-19
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

On November 1, 2018, 483,593,867 shares of common stock, par value 0.001 per share, were outstanding.

REDHAWK HOLDINGS CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED Consolidated Financial Statements.

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

(unaudited)

	September 30, 2018	June 30, 2018

ASSETS

Current Assets:
Cash	$172,758	$19,034
Certificate of deposit	100,149	100,073
Receivables	16,755	17,946
Inventory, at cost	196,731	218,538
Investment in real estate limited partnership	257,173	625,000
Prepaid expenses	116,805	120,709
Total Current Assets	860,371	1,101,300

Property and Improvements:
Land	110,000	110,000
Building and improvements	670,000	670,000
	780,000	780,000
Less, accumulated depreciation	(88,979)	(81,146)
	691,021	698,854
Other Assets:
Intangible asset, net of amortization of $309,238 and $292,072, respectively	843,543	415,163
	843,543	415,163
Total Assets	$2,394,935	$2,215,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$647,360	$774,568
Current maturities of long-term debt	9,583	9,450
Line of credit	100,553	100,553
Insurance notes payable	5,736	7,786

Total Current Liabilities	763,232	892,357

Non-current Liabilities ;
Due to related parties	118,424	118,924
Other non-current liabilities	340,000	—
Real estate note payable, net of current maturities	231,440	233,772
Convertible notes payable, net of $ 53,541 and $60,420 in deferred loan costs and unamortized beneficial conversion of $53,541 and $59,042, respectively	891,603	861,189
	1,581,467	1,213,885
Total Liabilities	2,344,699	2,106,242

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock, 5,000 authorized shares and 2,723 issued and outstanding
5% Series A, 2,750 shares designated, $1,141 and $1,127 stated value, and 1,473 issued and outstanding at September 30, 2018 and June 30, 2018, respectively	1,680,638	1,659,889
5% Series B, 1,250 shares designated, $1,140 and $1,126 stated value, and 1,250 issued and outstanding at September 30, 2018 and June 30, 2018, respectively	1,424,933	1,407,342
Common Stock, par value of $0.001 per share, 2,000,000,000 and 1,000,000,000 authorized shares and 514,065,402 and 398,410,762 issued, respectively	514,065	398,411
Additional paid-in capital	1,330,361	1,311,076
Accumulated other comprehensive income	2,839	—
Accumulated deficit	(4,537,248)	(4,302,291)
	415,588	474,427
Less, Treasury stock 35,471,535 shares for both periods, at cost	(365,352)	(365,352)
Total Stockholders’ Equity	50,236	109,075

Total Liabilities and Stockholders’ Equity	$2,394,935	$2,215,317

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2018	2017

Revenues	$46,668	$67,893

Operating Expenses:
Costs of goods sold	26,966	11,483
Sales and marketing expenses	11,536	18,492
Professional fees	33,016	7,058
Operating expenses	5,049	16,502
Depreciation and amortization	30,749	22,181
General and administrative	47,366	35,697

Total Operating Expenses	154,682	111,413

Net Loss from Operations	(108,014)	(43,520)

Other Income (Expense):
Amortization of discount on convertible debentures	(5,450)	(5,450)
Interest expense	(83,153)	(24,420)
	(88,603)	(29,870)

Net Loss	(196,617)	(73,390)

Other comprehensive income:
Effect of foreign currency translation	2,839	19,076
	2,839	19,076

Comprehensive Loss	(193,778)	(54,314)
Less, Income attributable to non-controlling interest	—	1,150
Comprehensive loss attributable to RedHawk Holdings Corp.	(193,778)	(55,464)

Preferred Stock Dividends	(38,340)	(36,482)

Comprehensive Loss Available
for Common Stockholders	$(232,118)	$(91,946)

Net Loss Per Share
Basic	$—	$—
Diluted	$—	$—

Weighted Average Shares Outstanding
Basic	405,177,524	361,049,027
Diluted	405,177,524	361,049,027

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(196,617)	$(73,390)
Adjustments to reconcile net loss to net cash used in operating activities :
Amortization of intangibles	22,916	22,181
Amortization of discount on convertible debentures	5,450	5,450
Amortization of deferred loan costs	22,379	13,232
Depreciation	7,833	—
Stock based compensation
Non-cash interest expense	7,768	7,327
Changes in operating assets and liabilities:
Accounts receivable	918	23,404
Inventory	18,993	3,071
Prepaid expense and other assets	3,111	5
Accounts payable and accrued liabilities	(187,436)	(94,455)
Net Cash Used in Operating Activities	(294,685)	(93,175)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from distribution from real estate limited liability partnership	367,827	—
Net Cash Provided by Investing Activities	367,827	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments to) related parties, net	(500)	25,626
Proceeds from issuance of convertible notes	108,000	35,000
Deferred loan costs, net	(15,500)	—
Costs related to debt for equity conversions	(10,300)	—
Net payments on insurance notes payable	(2,050)	(2,361)
Principal payments on long-term debt	(2,199)	(2,191)
Net Cash Provided by Financing Activities	77,451	56,074
Effect of exchange rate on cash	3,131	680
Increase (Decrease) in cash	153,724	(36,421)
Cash, Beginning of Period	19,034	53,939
Cash, End of Period	$172,758	$17,518

Non-Cash Investing and Financing Activities:
Preferred stock dividends paid-in-kind	$38,340	$36,482
Common stock issued from conversion of notes payable	$145,239	$—
Increase in liabilities related to license agreement acquisition	$450,000	$—

Interest paid	$3,896	$3,822
Income tax paid	$—	$—

The accompanying notes are an integral part of these financial statements

 REDHAWK HOLDINGS CORP.

 Notes to the Unaudited Consolidated Financial Statements

 September 30, 2018

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

For the three month period ended September 30, 2018, the Company had gross and net revenues of $46,668, a consolidated net loss of $196,617 and cash of $ 294,685 used in operating activities. For the year ended June 30, 2018, the Company had $384,279 in gross revenue, $275,845 in net revenue, a consolidated net loss of $910,062 and cash of $ 411,268 used in operating activities. As of September 30, 2018, the Company had cash of $172,758 and a certificate of deposit of $100,149, working capital of $97,139 and an accumulated deficit of $4,537,248. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company as of September 30, 2018 and for the three month period ended September 30, 2018 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet dated as of June 30, 2018 is audited and is presented here as a basis for comparison. Although the financial statements and related information included herein have been prepared without audit, and certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Company believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of June 30, 2018. In the opinion of our management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

We adopted as of July 1, 2018, updated revenue recognition guidance (Topic 606). Topic 606 is an update to Topic 605, which was the revenue recognition standard in effect for all prior periods. Pursuant to Topic 605, revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Topic 606 changes the criteria for recognition of revenue. It establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, we apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. The adoption of this standard did not affect our financial statements.

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018 or June 30, 2018.

Accounts Receivable

Accounts receivables are amounts due from customers of our pharmaceutical and medical device divisions. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of September 30, 2018 and June 30, 2018.

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

During the year ended June 30, 2017, we decided to sell our Louisiana real estate holdings, which includes our former corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property on Jefferson Street in Lafayette, Louisiana that we are leasing to a third party. As a result of that decision, the net book value of those properties along with related mortgage notes were reflected as assets and liabilities held for sale in the balance sheets. At that time, we also ceased depreciating such assets. All such amounts are included in the land and hospitality segment. A sale of these properties did not occur in the fiscal year ended June 30, 2018 and, as such, the Company has returned these properties to assets held for use and depreciation expenses was recorded in the fourth quarter of fiscal year 2018 for the period the properties were included in assets held for sale. We will continue to list these properties for sale, but it is uncertain if the sales will occur during the next twelve months. Based on the present real estate market and discussions with brokers, no impairment of the recorded amounts has occurred as of September 30, 2018.

Effective July 1, 2017, the Chemin Metairie Road property was leased under a one-year term at a rent of $1,500 per month. The lessee had an option to purchase the property during the lease for the lesser of $300,000 or the average of two independent appraisals. On June 30, 2018, the tenant did not exercise his option to purchase the property. The Company has returned the property to service and currently uses this property as offices for our medical products unit. Effective August 1, 2017, the tenant that leases the Jefferson Street property has renewed that lease through December 31, 2022 at a rent of $3,250 per month subject to certain increase adjustments. We continue to offer these two properties for sale. Since we are not certain a sale will occur during our 2019 fiscal year, we reflect these assets as non-current.

We are also pursuing the sale of our remaining investment in the real estate limited partnership investment. In August 2018, based on stability of operations of the underlying real estate property and recent valuations, the partnership refinanced the property. In September 2018, we received a distribution of approximately $370,000 from the real estate limited partnership following this refinancing. This distribution is recorded as a reduction of our investment in the limited partnership, which is recorded at cost. We are currently in negotiations to sell our interest in the partnership and anticipate such a transaction will close prior to June 30, 2019. Thus, our investment is shown as a current asset as of September 30, 2018 and June 30, 2018 in the accompanying consolidated balance sheets.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. During the year ended June 30, 2017, 3,726,480 warrants were exercised, and the remaining warrants expired. There were no outstanding warrants as of September 30, 2018 or June 30, 2018.

At September 30, 2018, including accrued but unpaid interest, there were 41,945,226 shares issuable upon conversion of our fixed rate convertible notes. There are $369,557 in convertible notes that are convertible at a variable conversion rate and not included in the issuable share amount in the preceding sentence. Also, at September 30, 2018, including accrued but unpaid dividends, there were potentially 112,042,530 shares issuable upon the conversion of the Series A Preferred Stock and, including accrued but unpaid dividends, there were potentially 142,493,347 shares issuable upon the conversion of the Series B Preferred stock. The e shares issuable from the conversion of the notes and the Series A and Series B Preferred stock have been excluded from earnings per share calculations because these shares are anti-dilutive.

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

Recent Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (which we refer to as the “FASB”) issued new guidance intended to change the criteria for recognition of revenue. The new guidance establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. In July 2015, the FASB permitted early adoption and deferred the effective date of this guidance one year; therefore, it was effective for the Company in the first quarter of fiscal 2019. The adoption of this guidance did not affect our financial position, results of operations, cash flows and disclosures.

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

Additional Equity Disclosures in Quarterly Reports

On August 17, 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments are effective on November 5, 2018.  Under the amendment, registrants must disclose (1) change in stockholders’ equity and (2) the amount of dividends per share for each class of share, as opposed to common stock only as previously required, on the Form 10-Q.  The SEC has allowed June 30 fiscal year end filers to omit these disclosures from its September 30, 2018 and December 31, 2018 Forms 10-Q; however, the disclosures are required in the March 31, 2019 Form 10-Q.  The Company has elected to omit this disclosure in the September 30, 2018 Form 10-Q.

3.	OTHER ASSETS

On December 31, 2015, RedHawk Land & Hospitality, LLC, a wholly-owned subsidiary of the Company, acquired from Beechwood Properties, LLC 280,000 Class A Units (approximately a 2.0% membership interest) of fully paid, non-assessable units of limited liability company interest in Tower Hotel Fund 2013, LLC, a real estate development limited liability company formed in the state of Hawaii for acquisition, restoration and development of the Naniloa Hilo Resort in Hilo, Hawaii. The $625,000 purchase price was paid by the issuance of 625 shares of the Company’s Series A Preferred Stock. The purchase price was determined by an independent third-party valuation. Beechwood Properties, LLC is a real estate limited liability company owned and controlled by G. Darcy Klug, a stockholder and Chief Financial Officer and Chairman of the board of directors of the Company. This investment in real estate limited partnership is recorded at cost, less distributions, and the Company is not aware of any indicator of impairment as of September 30, 2018. It is not practicable for the Company to estimate fair value of this investment.

On March 23, 2016, one of our wholly-owned subsidiaries, RedHawk Pharma UK Ltd (which we refer to herein as “Pharma”), initially acquired a 25% equity interest in EcoGen Europe Ltd (which we refer to as “EcoGen”) from Scarlett Pharma Ltd (which we refer to herein as “Scarlett”). On September 12, 2017 we completed a share transfer agreement wherein we increased our ownership in EcoGen to 75%. On December 19, 2017 we completed another share transfer agreement wherein we increased our ownership in EcoGen to 100%. In connection with the December share transfer the non-controlling interest was eliminated. Under the terms of an agreement we reached with Scarlett and its affiliate related to these share exchanges, they surrendered ten (10) million shares of RedHawk common stock and transferred to RedHawk approximately $300,000 of EcoGen preferred stock and other consideration. In exchange, RedHawk assumed approximately $370,000 of obligations due to EcoGen by Scarlett and its affiliates. The RedHawk Shares were originally issued to Scarlett in connection with the Company’s March 2016 investment of 25% into EcoGen. As of December 31, 2017, Pharma now owns approximately $635,000 of EcoGen’s preferred stock and 100% of EcoGen’s common stock. The exchange agreements also settled numerous outstanding disputes between the Company, Scarlett, Warwick and the noncontrolling owners of the Company. A non-cash settlement loss of $62,425 resulted and was included in our results for the year ended June 30, 2018.

During the fiscal year ended June 30, 2017, we began to consolidate the accounts of EcoGen in our financial statements under the variable interest entity model. In the quarter ended September 30, 2017, we became the majority owner of EcoGen and as of December 31, 2017, we now own 100% of the common stock of EcoGen. As of September30, 2018 and June 30, 2018, we have approximately $373,990 and $371,894, respectively, ($325,350 and $331,894, respectively, net of accumulated amortization) in intangible assets related to licenses held by EcoGen. Such intangible assets are being amortized over an estimated useful life of 20 years.

In September 2018, the Company acquired the exclusive license rights to certain medical device technology for $450,000. Under the terms of the license agreement, the Company will initially pay $25,000 plus the first of a total twenty quarterly payments of $21,250 each. Any remaining payments become immediately payable upon the receipt of final approval by the FDA of devices related to the technology. Additionally, the Company will pay a consulting fee of $1,000 per month for sixty months.

4.	LOAN AND INSURANCE NOTE PAYABLE

We finance a portion of our insurance premiums. At September 30, 2018, there was a $5,736 outstanding balance due on our premium finance agreements. The policies related to these premiums expire May 31, 2019.

5.	RELATED PARTY TRANSACTIONS

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matures on March 31, 2019. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. At September 30, 2018 and June 30, 2018, the principal balance totaled $12,174 and $22,674, respectively. The amount is included in noncurrent liabilities based on the expectation that either the Line of Credit maturity date will be extended, the outstanding amount will be refinanced through other long-term debt, or the amount outstanding will be converted to preferred stock as allowed for in the agreement.

This same stockholder and officer also holds $29,250 of 5% convertible notes, which mature in December 2020 and are convertible into common stock at a rate of $0.015 per share or 1,950,000 shares.

In fiscal year 2018, certain stockholders of the Company made $77,000 in interest free advances to the Company, which is still outstanding as of September 30, 2018

All of the above liabilities are included in Due to Related Parties in the accompanying consolidated balance sheet as of September 30, 2018.

Beginning in the quarter ended March 31, 2017, certain members of management agreed to forego management fees in consideration of the operating cash flow needs of the Company. There is not a set timeline to reinstitute such management fees. As of September 30, 2018 and June 30, 2018, $60,000 in such fees remain unpaid and are recorded in accounts payable and accrued liabilities in the accompanying balance sheets.

6.	LONG-TERM DEBT, DEBENTURES AND LINE OF CREDIT

On November 12, 2015, we acquired certain commercial real estate from a related party that is an entity controlled by a stockholder and officer of the Company for $480,000 consisting of $75,000 of land costs and $405,000 of buildings and improvements. The purchase price was paid by through the assumption by the Company of $265,000 of long-term bank indebtedness (which we refer to as “Note”) plus the issuance of 215 shares of the Company’s newly designated Series A Preferred Stock. The purchase price also included the cost of specific security improvements requested by the lessee.

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

At September 30, 2018, there were $629,178 ($548,237 net of deferred financing costs and beneficial conversion option) of Fixed Rate Convertible Notes outstanding, including $79,178 of interest paid in kind. The Fixed Rate Convertible Notes (plus accrued interest) are convertible into our common stock at a conversion rate of $0.015 per share or 41,945,226 shares. During the three month periods ended September 30, 2018 and 2017, we paid-in-kind $7,768 and $7,327, respectively, of interest on these convertible notes.

In the year ended June 30, 2018, we also issued $576,000 of convertible notes to third parties with variable conversion rates (“Variable Rate Convertible Notes”). The Variable Rate Convertible Notes mature at various dates between November 2018 and 2019. We received, net of financing costs incurred, $495,850 in cash from the issuance of these notes. These Variable Rate Convertible Notes have interest accruing at rates ranging between 8% - 12%, and redemption. These notes issued to third parties have a variable conversion rate based on the price of the Company’s common stock. $188,557 of the convertible notes are currently convertible into our common stock at a variable conversion rate. In the quarter ended September 30, 2018, we issued new convertible notes of $108,000, paid in full two convertible notes in the amount of $88,000, and notes, including accrued and unpaid interest , totaling $ 145,239 were converted into equity. At September 30, 2018, there were $369,557 ($343,365 net of deferred financing costs) of Variable Rate Convertible Notes outstanding

The Variable Rate Convertible Notes have maturity dates prior to September 30, 2019. It is the Company’s expectation that we will either re-finance these convertible notes to longer terms or permit conversions and have, therefore, classified such notes as non-current.

Also, during the year ended June 30, 2018, we issued $29,250 of convertible notes to our majority stockholder in exchange for 7,450,000 shares of our common stock. The note matures in December 2020 and is convertible into 1,950,000 shares, or $0.015 per share. (See Note 5.)

In February 2018, we obtained a $100,000 line of credit from a bank. The line of credit matures in February 2021 and is collateralized by a $100,000 certificate of deposit at the bank. As of September 30, 2018, approximately $100,000 was drawn under the line of credit. As of September 30, 2018. the interest rate on the line of credit is 7.0% per annum.

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

The legal remedies sought in these counterclaims were the subject of a lawsuit filed previously by Schreiber in the United States District Court for the Southern District of California on April 24, 2017 (Case No. 3:17-cv-8824). At the time of the answer of the Louisiana lawsuit, the California action was still pending, and the answer asked that the counterclaim filed in Louisiana be stayed until the California case was adjudicated. On September 26, 2017, the court in the California action granted RedHawk’s motion to dismiss that suit.

October 24, 2017, a scheduling conference was held. The parties agreed to, among other matters, to exchange documents and conduct other discovery, and to schedule a bench trial to originally start June 11, 2018. On March 12, 2018, the parties agreed to extend the discovery period to September 7, 2018. The bench trial is now set for February 11, 2019.

RedHawk plans to vigorously contest the claims against it in this matter and to pursue the claims against Schreiber, individually and as Trustee of the Schreiber Trust.

While we are insured for our legal defense costs in this matter, we have a $250,000 self-insured retention. During the year ended June 30, 2018, we recorded a charge of $250,000 for costs that may be uninsured that were incurred in connection with this matter. As of September 30, 2018, the remaining accrued liability related to this matter is approximately $145,000. We believe the ultimate resolution of this matter will not significantly adversely affect our financial position, operations or cash flows, other than the costs referred to above.

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

During the three month periods ended September 30, 2018 and 2017, we paid-in-kind $38,340 and $36,482, respectively, of related preferred stock dividends.

9.	INCOME TAXES

As of June 30, 2018, the Company had approximately $3,600.000 of U.S. net operating losses (NOLs) carried forward to offset taxable income in future years which expire commencing in fiscal 2026 and run through 2038. As a result of the numerous common stock transactions that have occurred, the amount of these NOLs which is actually available to offset future income may be severely limited due to change-in-control tax provisions. The Company has not estimated the effect of such change-in-control limitation. The related deferred income tax asset of these NOLs, without consideration of any change-of-control limitation, was estimated to be approximately $750,000 as of June 30, 2018. As a result of the enactment of the Tax Cuts and Jobs Act (The Act) in December 31, 2017, the estimated deferred income tax asset related to U.S. NOL carry forwards is based on the reduced 21% corporate income tax rate. Due to our history of operating losses and the uncertainty surrounding the realization of the deferred tax assets in future years, our management has determined that it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets. The only change during the quarter ended September 30, 2018 would be an increase to the NOL due to additional losses incurred.

Thus, there is no net tax asset recorded as of September 30, 2018 or June 30, 2018 as a 100% valuation allowance has been established for any tax benefit. EcoGen also has a net operating loss as of September 30, 2018 and June 30, 2018 for which no deferred tax asset has been provided. Similarly, there is no income tax benefit recorded on the net loss of the Company for the three month periods ended September 30, 2018 and 2017.

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

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical, and Other Services. Our Land & Hospital and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss. The following table reflects our segments as of September 30, 2018 and 2017 and for the three month periods then ended.

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
September 30, 2018	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross and net	$9,750	$36,918	$—	$—	$46,668
Operating income (loss)	$(5,488)	$(50,426)	$(180)	$(51,920)	$(108,014)
Interest expense	$3,896	$—	$—	$79,257	$83,153
Depreciation and amortization	$7,833	$22,916	$—	$—	$30,749
Identifiable assets	$953,983	$1,119,873	$(16)	$321,095	$2,394,935

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
September 30, 2017	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross and net	$14,250	$53,643	$—	$—	$67,893
Operating income (loss)	$6,227	$(17,608)	$(1,543)	$(30,596)	$(43,520)
Interest expense	$3,803	$(2)	$—	$20,619	$24,420
Depreciation and amortization	$—	$22,181	$—	$—	$22,181
Identifiable assets	$1,376,724	$233,282	$197	$1,244,243	$2,854,446

11.	SUBSEQUENT EVENTS

On November 12, 2018, Mr. Thomas J. Concannon resigned his position as the Chief Executive Officer and a member of the board of directors of RedHawk Holdings Corp. and its wholly-owned subsidiary, EcoGen Europe Ltd. in order to pursue other interests. Upon receipt of Mr. Concannon’s resignation, the Company’s board of directors appointed G. Darcy Klug to replace Mr. Concannon as the Company’s Interim Chief Executive Officer effective immediately.

With the appointment of Mr. Klug as the Company’s Interim Chief Executive Officer, the Company has immediately initiated a search for a new Chief Executive Officer. Until a replacement has been identified to fill the vacancy created with the departure of Mr. Concannon, Mr. Klug will remain as the Company’s Interim Chief Executive Officer.

Mr. Klug joined RedHawk on February 27, 2015 as its Chief Financial Officer and has held that position since his appointment as Chief Executive Officer. On April 20, 2016, Mr. Klug was named Chairman of the Company’s Board of Directors.

With the appointment of Mr. Klug as the Company’s Interim Chief Executive Officer, the Company said it will immediately initiate a search for a Chief Executive Officer to fill the vacancy resulting from the departure of Mr. Concannon. Until a replacement has been identified, Mr. Klug will remain as the Company’s Interim Chief Executive Officer.

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

As of September 30, 2018, Mr. Klug beneficially owns approximately 47.6% of the Company’s common stock and controls approximately 78.2% of the voting power of the Company’s common stock.

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

Working Capital

	September 30, 2018	June 30, 2018
Current Assets	$860,371	$1,101,300
Current Liabilities	$763,232	$892,357
Working Capital	$97,139	$208,943

RESULTS OF OPERATIONS

Operating Revenues

During the quarter ended December 31, 2015, we commenced operations in our commercial real estate leasing business units. On December 31, 2015, our medical device business unit completed the acquisition of certain specialized tangible and intangible medical devices. On March 23, 2016, RedHawk Pharma UK Ltd acquired a 25% equity interest in EcoGen Europe Ltd, a United Kingdom based distributor of branded generic pharmaceuticals. During the three month period ended December 31, 2017, we increased our ownership in EcoGen to 100%. Sales efforts for our medical devices and branded generic pharmaceuticals commenced during the quarter ending September 30, 2016. Prior to the quarter ended September 30, 2016, we had earned minimal revenue.

For the three month period ended September 30, 2018, gross revenues from our pharmaceutical products, medical devices and commercial rentals totaled $46,668, as compared to gross revenues of $67,893 for the comparable three month period ended September 30, 2017.

The primary reason for the decline in revenues was the discontinuation of certain pharmaceutical reimbursement programs by the United Kingdom National Health Service (“NHS”). In April 2017, the NHS discontinued reimbursement of the NP8 pharmaceuticals which represented a significant portion of our pharmaceutical sales in prior years. Since the discontinuation of reimbursement of NP8s, we have directed our focus solely on the marketing and sale of our branded generic pharmaceuticals and medical devices.

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

Operating Expenses and Loss from Continuing Operations

For the three month period ended September 30, 2018, we report consolidated net loss of $196,617 on gross revenues of $46,668 as compared to a net loss of $73,390 on gross revenues of $67,893 for the comparable three month period ended September 30, 2017. The increase in the net loss was caused principally by the reduction in revenue and higher operating expenses and interest expense.

Operating expenses for the three month period ended September 30, 2018 totaled $154,682, a $43,269 increase from the $111,413 of operating expenses for the comparable three month period ended September 30, 2017. The increase in operating expenses was primarily attributable to higher product costs and professional fees during the current three month period.

Liquidity and Capital Resources

As of September 30, 2018, we had cash of $172,758 and a certificate of deposit of $100,149 compared with cash of $19,034 and a certificate of deposit of $100,073 at June 30, 2018.

During the three month period ended September 30, 2018, we completed the funding of $108,000 of convertible notes (proceeds of $92,500 net of financing costs). Additionally, during the three month period ended September 30, 2018, we received a distribution of approximately $370,000 in connection with our real estate limited partnership investment in Hawaii. We used these cash inflows to fund current period operating activities and pay certain liabilities owed to creditors.

The Company is continuing to pursue the sale of its real estate holdings. Also refer to the Going Concern section of Note 1 to our unaudited consolidated financial statements.

Cash Flows

	Three months ended September 30,
	2018	2017
Cash Flows (used in) Operating Activities	$(294,685)	$(93,175)
Cash Flows provided by Investing Activities	$367,827	$—
Cash Flows provided by Financing Activities	$77,451	$56,074
Net Change in Cash During Period	$153,724	$(36,421)

Cash Flow from Operating Activities

During the three month period ended September 30, 2018, $ 294,685 of cash was used by our operating activities as compared to $93,175 used in our operating activities for the comparable three month period ended September 30, 2017. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities. The Company used cash inflows from our investing and financing activities as discussed below to pay down outstanding payables in the quarter as we continue to restructure our balance sheet .

Cash Flows from Investing Activities

As discussed above, during the three month period ended September 30, 2018, we received approximately $370,000 in distributions from our limited liability real estate investment in Hawaii.

Cash Flows from Financing Activities

During the three month period ended September 30, 2018, we received net proceeds, after financing costs incurred, of approximately $92,500 from the issuance and sale of new convertible debentures.

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

On October 24, 2017 , a scheduling conference was held. The parties agreed to, among other matters, to exchange documents and conduct other discovery, and to schedule a bench trial to originally start June 11, 2018. On March 12, 2018, the parties agreed to extend the discovery period to September 7, 2018. The bench trial is now set for February 11, 2019.

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

REDHAWK HOLDINGS CORP.
(Registrant)

Dated: November 19, 2018	/s/ G. Darcy Klug
G. Darcy Klug
Interim Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)