Form 10-Q
period 2018-12-31
RedHawk Holdings Corp.
filed 2019-02-19
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

On February 6, 2019, 541,993,867 shares of common stock, par value 0.001 per share, were outstanding.

REDHAWK HOLDINGS CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED Consolidated Financial Statements.

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

(unaudited)

	December 31, 2018	June 30, 2018

ASSETS

Current Assets:
Cash	$14,768	$19,034
Certificate of deposit	100,225	100,073
Receivables	12,040	17,946
Inventory, at cost	192,837	218,538
Investment in real estate limited partnership	257,173	625,000
Prepaid expenses	117,060	120,709
Total Current Assets	694,103	1,101,300

Property and Improvements:
Land	110,000	110,000
Building and improvements	670,000	670,000
	780,000	780,000
Less, accumulated depreciation	(96,812)	(81,146)
	683,188	698,854

Other Assets:
Intangible asset, net of amortization of $326,056 and $292,072, respectively	846,254	415,163
	846,254	415,163
Total Assets	$2,223,545	$2,215,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$932,314	$774,568
Current maturities of long-term debt	9,721	9,450
Line of credit	100,553	100,553
Insurance notes payable	3,629	7,786
Total Current Liabilities	1,046,217	892,357

Non-current Liabilities
Due to related parties	106,250	118,924
Other non-current liabilities	593,050	—
Real estate note payable, net of current maturities	229,029	233,772
Convertible notes payable, net of $38,289 and $60,420 in deferred loan costs and unamortized beneficial conversion of $48,142 and $59,042, respectively	821,623	861,189
	1,749,952	1,213,885
Total Liabilities	2,796,169	2,106,242

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock, 5,000 authorized shares and 2,723 issued and outstanding
5% Series A, 2,750 shares designated, $1,155 and $1,127 stated value, and 1,473 issued and outstanding at December 31, 2018 and June 30, 2018, respectively	1,701,646	1,659,889
5% Series B, 1,250 shares designated, $1,154 and $1,126 stated value, and 1,250 issued and outstanding at December 31, 2018 and June 30, 2017, respectively	1,442,745	1,407,342
Common Stock, par value of $0.001 per share, 2,000,000,000 and 1,000,000,000 authorized shares, respectively, and 560,465,402 and 398,410,762 issued, respectively	560,466	398,411
Additional paid-in capital	1,365,919	1,311,076
Accumulated other comprehensive income	2,787	—
Accumulated deficit	(5,280,835)	(4,302,291)
	(207,272)	474,427
Less, Treasury stock 35,471,535 and 18,021,535 shares, respectively, at cost	(365,352)	(365,352)
Total Stockholders’ Equity	(572,624)	109,075
Total Liabilities and Stockholders’ Equity	$2,223,545	$2,215,317

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Revenues	$48,852	$232,204	$95,520	$300,097
Less, discounts	—	(105,967)	—	(105,967)
	48,852	126,237	95,520	194,130

Operating Expenses:
Costs of goods sold	4,064	93,529	31,030	105,012
Sales and marketing expenses	13,359	21,622	24,895	40,114
Professional fees	133,751	51,817	166,767	58,874
Operating expenses	4,362	12,406	9,411	28,908
Depreciation and amortization	30,402	22,151	61,151	44,332
General and administrative	75,728	28,098	123,094	63,796

Total Operating Expenses	261,666	229,623	416,348	341,036

Net Loss from Operations	(212,814)	(103,386)	(320,828)	(146,906)

Other Expense:
Amortization of discount on convertible debentures	(5,450)	(5,450)	(10,900)	(10,900)
Settlement loss	(396,500)	(62,425)	(396,500)	(62,425)
Interest expense	(87,165)	(15,186)	(170,318)	(39,606)
	(489,115)	(83,061)	(577,718)	(112,931)

Net Loss	(701,929)	(186,447)	(898,546)	(259,837)

Other comprehensive income (loss):
Effect of foreign currency translation	(52)	(26,207)	2,787	(7,131)
	(52)	(26,207)	2,787	(7,131)

Comprehensive Loss	(701,981)	(212,654)	(895,759)	(266,968)

Preferred Stock Dividends	(38,820)	(36,938)	(77,160)	(73,420)

Comprehensive Loss Available for Common Stockholders	$(740,801)	$(249,592)	$(972,919)	$(340,388)

Net Loss Per Share
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—

Weighted Average Shares Outstanding
Basic	495,163,432	362,006,364	421,615,585	362,963,701
Diluted	495,163,432	362,006,364	421,615,585	362,963,701

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(898,546)	$(259,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	45,485	44,332
Amortization of discount on convertible debentures	10,900	10,900
Amortization of deferred loan costs	40,631	17,367
Depreciation	15,666	—
Non-cash interest expense	34,915	14,785
Non-cash settlement loss	396,500	62,475
Non-cash compensation	23,958	—
Changes in operating assets and liabilities:
Accounts receivable	5,259	(49,736)
Inventory	19,073	122,466
Prepaid expense and other assets	1,834	9,963
Accounts payable and accrued liabilities	(81)	(141,449)
Net Cash Used in Operating Activities	(304,406)	(168,734)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from distribution from limited liability partnership	367,827	—
Purchase in license	(25,000)	—
Net Cash Provided by Investing Activities	342,827	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments to) related parties, net	(12,674)	14,166
Proceeds from issuance of convertible notes	143,000	154,500
Proceeds from issuance of stock	—	24,735
Costs related to debt for equity conversions	(10,300)	—
Deferred loan costs	(18,500)	(21,800)
Net payments on insurance notes payable	(4,157)	(4,769)
Principal payments on convertible notes	(132,727)	—
Principal payments on long-term debt	(4,472)	(4,415)
Net Cash Provided by (Used in) Financing Activities	(39,830)	162,417
Effect of exchange rate on cash	(2,857)	(8,997)
Net change in cash	(4,266)	(15,314)
Cash, Beginning of Period	19,034	53,939
Cash, End of Period	$14,768	$38,625

Non-Cash Investing and Financing Activities:
Preferred stock dividends paid-in-kind	$77,160	$73,419
Common stock issued from conversion of notes payable	$166,489	$—
Increase in liabilities related to license agreement acquisition	$425,000	$—
Common stock issued related to license agreement acquisition	$17,500	$—
Convertible debt issued in exchange for treasury shares	$—	$29,250
Reduction in equity from share exchange to acquire 100% in EcoGen Europe Ltd.	$—	$311,590

Supplemental Disclosures:
Interest paid	$22,650	$7,529
Income tax paid	$—	$—

The accompanying notes are an integral part of these financial statements

 REDHAWK HOLDINGS CORP.

 Notes to the Unaudited Consolidated Financial Statements

 December 31, 2018

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

For the three and six month periods ended December 31, 2018, the Company had gross and net revenues of $48,852 and $95,520, respectively, a consolidated net loss of $701,929 and $898,546, respectively, and cash of $304,406 used in operating activities for the six month period ended December 31, 2018. For the year ended June 30, 2018, the Company had $384,279 in gross revenue, $275,845 in net revenue, a consolidated net loss of $910,062 and cash of $ 411,268 used in operating activities. As of December 31, 2018, the Company had cash of $14,768, a certificate of deposit of $100,225, a working capital deficit of $352,114 and an accumulated deficit of $5,280,835. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company as of December 31, 2018 and for the three and six month periods ended December 31, 2018 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet dated as of June 30, 2018 is audited and is presented here as a basis for comparison. Although the financial statements and related information included herein have been prepared without audit, and certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Company believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of June 30, 2018. In the opinion of our management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 or June 30, 2018.

Accounts Receivable

Accounts receivables are amounts due from customers of our pharmaceutical and medical device divisions. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of December 31, 2018 or June 30, 2018.

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

During the year ended June 30, 2017, we decided to sell our Louisiana real estate holdings, which includes our former corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property on Jefferson Street in Lafayette, Louisiana that we are leasing to a third party. As a result of that decision, the net book value of those properties along with related mortgage notes were reflected as assets and liabilities held for sale in the balance sheets. At that time, we also ceased depreciating such assets. All such amounts are included in the land and hospitality segment. A sale of these properties did not occur in the fiscal year ended June 30, 2018 and, as such, the Company has returned these properties to assets held for use and depreciation expenses was recorded in the fourth quarter of fiscal year 2018 for the period the properties were included in assets held for sale. We will continue to list these properties for sale, but it is uncertain if the sales will occur during the next twelve months. Based on the present real estate market and discussions with brokers, no impairment of the recorded amounts has occurred as of December 31, 2018.

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

We are also pursuing the sale of our remaining investment in the real estate limited partnership investment. In August 2018, based on stability of operations of the underlying real estate property and recent valuations, the partnership refinanced the property. In September 2018, we received a distribution of approximately $370,000 from the real estate limited partnership following this refinancing. This distribution is recorded as a reduction of our investment in the limited partnership, which is recorded at cost. We are currently in negotiations to sell our interest in the partnership and anticipate such a transaction will close prior to June 30, 2019. Thus, our investment is shown as a current asset as of December 31, 2018 and June 30, 2018 in the accompanying consolidated balance sheets.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. During the year ended June 30, 2017, 3,726,480 warrants were exercised, and the remaining warrants expired. There were no outstanding warrants as of December 31, 2018 or June 30, 2018.

At December 31, 2018, including accrued but unpaid interest, there were 42,471,729 shares issuable upon conversion of our fixed rate convertible notes. There are $270,978 in convertible notes that are convertible at a variable conversion rate and not included in the issuable share amount in the preceding sentence. Also, at December 31, 2018, including accrued but unpaid dividends, there were potentially 113,443,062 shares issuable upon the conversion of the Series A Preferred Stock and, including accrued but unpaid dividends, there were potentially 144,274,514 shares issuable upon the conversion of the Series B Preferred stock. The shares issuable from the conversion of the notes and the Series A and Series B Preferred stock have been excluded from earnings per share calculations because these shares are anti-dilutive.

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

Additional Equity Disclosures in Quarterly Reports

On August 17, 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments are effective on November 5, 2018.  Under the amendment, registrants must disclose (1) change in stockholders’ equity and (2) the amount of dividends per share for each class of share, as opposed to common stock only as previously required, on the Form 10-Q.  The SEC has allowed June 30 fiscal year end filers to omit these disclosures from its September 30, 2018 and December 31, 2018 Forms 10-Q; however, the disclosures are required in the March 31, 2019 Form 10-Q.  The Company elected to omit this disclosure in both the September 30, 2018 and December 31, 2018 Forms 10-Q.

3.	OTHER ASSETS

On December 31, 2015, RedHawk Land & Hospitality, LLC, a wholly-owned subsidiary of the Company, acquired from Beechwood Properties, LLC 280,000 Class A Units (approximately a 2.0% membership interest) of fully paid, non-assessable units of limited liability company interest in Tower Hotel Fund 2013, LLC, a real estate development limited liability company formed in the state of Hawaii for acquisition, restoration and development of the Naniloa Hilo Resort in Hilo, Hawaii. The $625,000 purchase price was paid by the issuance of 625 shares of the Company’s Series A Preferred Stock. The purchase price was determined by an independent third-party valuation. Beechwood Properties, LLC is a real estate limited liability company owned and controlled by G. Darcy Klug, a stockholder and Chief Financial Officer and Chairman of the board of directors of the Company. This investment in real estate limited partnership is recorded at cost, less distributions, and the Company is not aware of any indicator of impairment as of December 31, 2018. It is not practicable for the Company to estimate fair value of this investment.

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

During the fiscal year ended June 30, 2017, we began to consolidate the accounts of EcoGen in our financial statements under the variable interest entity model. In the quarter ended September 30, 2017, we became the majority owner of EcoGen and as of December 31, 2017, we now own 100% of the common stock of EcoGen. As of December31, 2018 and June 30, 2018, we have approximately $383,019 and $371,894, respectively, ($328,629 and $331,894, respectively, net of accumulated amortization) in intangible assets related to licenses held by EcoGen. Such intangible assets are being amortized over an estimated useful life of 20 years.

In September 2018, the Company acquired the exclusive license rights to certain medical device technology for $450,000, plus a broker’s fee of $17,500. Under the terms of the license agreement, the Company has paid $25,000 plus the first of a total twenty quarterly payments of $21,250 each was paid in January 2019. Any remaining payments become immediately payable upon the receipt of final approval by the FDA of devices related to the technology. Additionally, the Company will pay a consulting fee of $1,000 per month for sixty months. The broker’s fee was paid through the issuance of 14 million shares of the Company’s common stock.

4.	LOAN AND INSURANCE NOTE PAYABLE

We finance a portion of our insurance premiums. At December 31, 2018, there was a $3,629 outstanding balance due on our premium finance agreements. The policies related to these premiums expire May 31, 2019.

5.	RELATED PARTY TRANSACTIONS

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matures on March 31, 2019. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. At December 31, 2018 and June 30, 2018, the principal balance totaled $0 and $22,674, respectively.

This same stockholder and officer also holds $29,250 of 5% convertible notes, which mature in December 2020 and are convertible into common stock at a rate of $0.015 per share or 1,950,000 shares.

In fiscal year 2018, certain stockholders of the Company made $77,000 in advances to the Company, which is still outstanding as of December 31, 2018. In the three month period ended December 31, 2018, the Company agreed to issue 15.4 million shares of the Company’s common stock (cost of $19,250) in lieu of any interest, past or present, related to these advances.

All of the above liabilities are included in Due to Related Parties in the accompanying consolidated balance sheet as of December 31, 2018.

Beginning in the quarter ended March 31, 2017, certain members of management agreed to forego management fees in consideration of the operating cash flow needs of the Company. There is not a set timeline to reinstitute such management fees. As of December 31, 2018 and June 30, 2018, $60,000 in such fees remain unpaid and are recorded in accounts payable and accrued liabilities in the accompanying balance sheets.

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

At December 31, 2018, there were $637,076 ($564,320 net of deferred financing costs and beneficial conversion option) of Fixed Rate Convertible Notes outstanding, including $87,076 of interest paid in kind. The Fixed Rate Convertible Notes (plus accrued interest) are convertible into our common stock at a conversion rate of $0.015 per share or 42,471,729 shares. During the three and six month periods ended December 31, 2018, we paid-in-kind $7,898 and $15,665, respectively, of interest on these convertible notes.

In the year ended June 30, 2018, we also issued $576,000 of convertible notes to third parties with variable conversion rates (“Variable Rate Convertible Notes”). The Variable Rate Convertible Notes mature at various dates between November 2018 and 2019. We received, net of financing costs incurred, $495,850 in cash from the issuance of these notes. These Variable Rate Convertible Notes have interest accruing at rates ranging between 8% - 12%, and redemption. These notes issued to third parties have a variable conversion rate based on the price of the Company’s common stock. $127,978 of the convertible notes are currently convertible into our common stock at a variable conversion rate. During the quarter ended December 31, 2018, we issued new convertible notes of $35,000, paid in full three (3) convertible notes in the amount of $132,728, and notes, including accrued and unpaid interest, totaling $852 were converted into equity. At December 31, 2018, there were $270,978 ($257,303 net of deferred financing costs) of Variable Rate Convertible Notes outstanding.

The Variable Rate Convertible Notes have maturity dates prior to December 31, 2019. It is the Company’s expectation that we will either re-finance these convertible notes to longer terms or permit conversions and, therefore, have classified such notes as non-current.

Also, during the year ended June 30, 2018, we issued $29,250 of convertible notes to our majority stockholder in exchange for 7,450,000 shares of our common stock. The note matures in December 2020 and is convertible into 1,950,000 shares, or $0.015 per share. (See Note 5.)

In February 2018, we obtained a $100,000 line of credit from a bank. The line of credit matures in February 2021 and is collateralized by a $100,000 certificate of deposit at the bank. As of December 31, 2018, approximately $100,000 was drawn under the line of credit. As of December 31, 2018. the interest rate on the line of credit is 7.0% per annum.

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

On February 6, 2019, we agreed to settle this matter. The settlement is subject to final documentation and other terms and conditions. The settlement provides that approximately 52.4 million shares of the Company’s common stock currently held by the Schreiber Trust will be returned to the Company in exchange for a payment of $250,000 at closing, a $200,000 promissory note payable 18 months after closing, and a $200,000 promissory note payable 30 months after closing, and the dismissal of all claims and counter-claims against the parties in the suit. The promissory notes are secured with certain assets of an officer and director of the Company. At any time within 180 days of closing, the promissory notes can be paid in their entirety for $300,000. The amount by which the fair value of these settlement payments exceeds the current market price of the repurchased common stock at closing is considered to be related to the settlement of the claims and counter-claims. Accordingly, we have accrued an additional $396,500 as of December 31, 2018.

While we are insured for our legal defense costs in this matter, we have a $250,000 self-insured retention. During the year ended June 30, 2018, we recorded a charge of $250,000 for costs that may be uninsured that were incurred in connection with this matter. As of December 31, 2018, the remaining accrued liability related to the possible uninsured costs related to this matter is approximately $165,000.

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

During the three month periods ended December 31, 2018 and 2017, we paid-in-kind $38,820 and $36,938, respectively, of related preferred stock dividends. During the six month periods ended December 31, 2018 and 2017, we paid-in-kind $77,160 and $73,420, respectively, of related preferred stock dividends.

9.	INCOME TAXES

As of June 30, 2018, the Company had approximately $3,600.000 of U.S. net operating losses (NOLs) carried forward to offset taxable income in future years which expire commencing in fiscal 2026 and run through 2038. As a result of the numerous common stock transactions that have occurred, the amount of these NOLs which is actually available to offset future income may be severely limited due to change-in-control tax provisions. The Company has not estimated the effect of such change-in-control limitation. The related deferred income tax asset of these NOLs, without consideration of any change-of-control limitation, was estimated to be approximately $750,000 as of June 30, 2018. As a result of the enactment of the Tax Cuts and Jobs Act (The Act) in December 31, 2017, the estimated deferred income tax asset related to U.S. NOL carry forwards is based on the reduced 21% corporate income tax rate. Due to our history of operating losses and the uncertainty surrounding the realization of the deferred tax assets in future years, our management has determined that it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets. The only change during the six month period ended December 31, 2018 would be an increase to the NOL due to additional losses incurred.

Thus, there is no net tax asset recorded as of December 31, 2018 or June 30, 2018 as a 100% valuation allowance has been established for any tax benefit. EcoGen also has a net operating loss as of December 31, 2018 and June 30, 2018 for which no deferred tax asset has been provided. Similarly, there is no income tax benefit recorded on the net loss of the Company for the three month and six month periods ended December 31, 2018 and 2017.

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

		MEDICAL
Six months ended	LAND &	DEVICE &	OTHER
December 31, 2018	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross and net	$24,509	$71,011	$—	$—	$95,520
Operating income (loss)	$(2,203)	$(84,761)	$(201)	$(233,663)	$(320,828)
Interest expense	$(7,737)	$—	$—	$(162,581)	$(170,318)
Depreciation and amortization	$15,667	$45,484	$—	$—	$61,151
Identifiable assets	$943,966	$1,117,450	$—	$162,129	$2,223,545

		MEDICAL
Six months ended	LAND &	DEVICE &	OTHER
December 31, 2017	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$33,935	$266,162	$—	$—	$300,097
Operating revenues, net	$33,935	$160,195	$—	$—	$194,130
Operating income (loss)	$9,232	$(54,827)	$(1,727)	$(99,584)	$(146,906)
Interest expense	$7,529	$(3)	$—	$32,080	$39,606
Depreciation and amortization	$—	$44,332	$—	$—	$44,332
Identifiable assets	$1,380,809	$264,326	$90	$756,791	$2,402,016

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
December 31, 2018	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross and net	$14,759	$34,093	$—	$—	$48,852
Operating income (loss)	$3,285	$(34,335)	$(21)	$(181,743)	$(212,814)
Interest expense	$3,841	$—	$—	$83,324	$87,165
Depreciation and amortization	$7,834	$22,568	$—	$—	$30,402

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
December 31, 2017	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$19,685	$212,519	$—	$—	$718,337
Operating revenues, net	$19,685	$106,552	$—	$—	$156,714
Operating income (loss)	$3,005	$(37,220)	$17,891	$(303,689)	$(278,136)
Interest expense	$3,729	$(1)	$—	$13,250	$13,250
Depreciation and amortization	$—	$17,590	$—	$—	$25,424

11.	SUBSEQUENT EVENTS

The Company evaluated events occurring after December 31, 2018, and through the date the financial statements were issued, February 19, 2019, and determined that other than the agreement to settle the Schreiber litigation, which is described in Note 7, there were no other events or transactions that would require recognition or disclosure in these financial statements.

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

Working Capital

	December 31, 2018	June 30, 2018
Current Assets	$694,103	$1,101,300
Current Liabilities	$1,046,217	$892,357
Working Capital (Deficit)	$(352,114)	$208,943

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

For the three month and six month periods ended December 31, 2018, net revenues from our pharmaceutical products, medical devices and commercial rentals totaled 48,852 and 95,520, respectively, as compared to net revenues of $126,237 and $194,130, respectively for the comparable periods ended December 31, 2017.

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

Revenues in the pharmaceutical and medical device business unit are expected to improve as market acceptance of our products increases and we begin sales of our SANDD medical devices. Additionally, net profits are expected to improve as the Company’s pharmaceutical sales become more weighted to its branded generics which offer lower discounts than the discounts offered by the Company for its highly competitive “special” pharmaceuticals and require significantly lower operating costs. Additionally, our medical devices are being offered for sale at very attractive profit margins.

Operating Expenses and Loss from Continuing Operations

For the three month period ended December 31, 2018, we report consolidated net loss of $701,929 on net revenues of $48,852 as compared to a net loss of $186,447 on net revenues of $126,237 for the comparable three month period ended December 31, 2017. For the six month period ended December 31, 2018, we report consolidated net loss of $898,546 on net revenues of $95,520 as compared to a net loss of $259,837 on net revenues of $194,130 for the comparable six month period ended December 31, 2017.The increase in the net loss for both periods was caused principally by the reduction in revenue, a litigation settlement loss of approximately $400,000 and higher professional fees and interest expense.

Professional fees for the three and six month periods ended December 31, 2018 totaled $133,751 and $166,767, respectively, a $81,934 and $107,893, respectively, increase from the $51,817 and $58,874, respectively, of professional fees for the comparable periods ended December 31, 2017. The increase in professional fess was primarily attributable to ongoing litigation against our former CEO during the current periods.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of $14,768 and a certificate of deposit of $100,225 compared with cash of $19,034 and a certificate of deposit of $100,073 at June 30, 2018.

During the six month period ended December 31, 2018, we completed the funding of $143,000 of variable convertible notes (proceeds of $124,500 net of financing costs), we repaid $132,727 of the variable interest convertible notes and permitted conversion of an additional $98,534 of variable interest convertible notes.

Additionally, during the six month period ended December 31, 2018, we received a distribution of approximately $370,000 in connection with our real estate limited partnership investment in Hawaii. We used these cash inflows to fund current period operating activities and pay certain liabilities owed to creditors.

The Company is continuing to pursue the sale of its real estate holdings. Also refer to the Going Concern section of Note 1 to our unaudited consolidated financial statements.

Cash Flows

	Six months ended December 31,
	2018	2017
Cash Flows (used in) Operating Activities	$(304,406)	$(168,734)
Cash Flows provided by Investing Activities	$342,827	$-
Cash Flows provided by (used in) Financing Activities	$(39,830)	$162,417
Net Change in Cash During Period	$(4,266)	$(15,314)

Cash Flow from Operating Activities

During the six month period ended December 31, 2018, $304,406 of cash was used by our operating activities as compared to $168,734 used in our operating activities for the comparable six month period ended December 31, 2017. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities.

Cash Flows from Investing Activities

As discussed above, during the six month period ended December 31, 2018, we received approximately $370,000 in distributions from our limited liability real estate investment in Hawaii.

Cash Flows from Financing Activities

During the six month period ended December 31, 2018, we received net proceeds, after financing costs incurred, of approximately $124,500 from the issuance and sale of new variable interest convertible debentures. Additionally, during this same six month period ended December 31, 2018, we repaid approximately $133,000 of variable interest convertible notes.

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

On November 5, 2015, we received a notice from FINRA that they declined our request as being “deficient and necessary for the protection of investors.” The FINRA decision was based on previously resolved allegations against Daniel J. Schreiber, our former Chief Executive Officer. Mr. Schreiber continues to beneficially own approximately 8.5% of our common stock.

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

On February 6, 2019, we agreed to settle this matter. The settlement is subject to final documentation and other terms and conditions. We expect that the settlement will be completed during our 2019 fiscal year, although there is no assurance that will occur. The settlement provides that approximately 52.4 million shares of the Company’s common stock currently held by the Schreiber Trust will be returned to the Company in exchange for a payment of $250,000 at closing, a $200,000 promissory note payable 18 months after closing, and a $200,000 promissory note payable 30 months after closing, and the dismissal of all claims and counter-claims against the parties in the suit. The promissory notes are secured with certain assets of an officer and director of the Company. At any time within 180 days of closing, the promissory notes can be paid in their entirety for $300,000. The amount by which the fair value of these settlement payments exceeds the current market price of the repurchased common stock at closing is considered to be related to the settlement of the claims and counter-claims. Accordingly, we have accrued an additional $396,500 as of December 31, 2018.

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

REDHAWK HOLDINGS CORP.
(Registrant)

Dated: February 19, 2019	/s/ G. Darcy Klug
G. Darcy Klug
Interim Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)