Form 10-Q
period 2019-03-31
RedHawk Holdings Corp.
filed 2019-05-20
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

On May 20, 2019, 756,442,499 shares of common stock, par value 0.001 per share, were outstanding.

REDHAWK HOLDINGS CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED Consolidated Financial Statements.

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

(unaudited)

	March 31,	June 30,
	2019	2018

ASSETS
Current Assets:
Cash	$30,877	$19,034
Certificate of deposit	100,300	100,073
Receivables	50,000	17,946
Inventory, at cost	185,178	218,538
Investment in real estate limited partnership	257,173	625,000
Prepaid expenses	122,668	120,709
Total Current Assets	746,196	1,101,300

Property and Improvements:
Land	110,000	110,000
Building and improvements	670,000	670,000
	780,000	780,000
Less, accumulated depreciation	(104,646)	(81,146)
	675,354	698,854

Other Assets:
Intangible asset, net of amortization of $391,821 and $292,072, respectively	839,906	415,163
	839,906	415,163
Total Assets	$2,261,456	$2,215,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$774,691	$774,568
Current maturities of long-term debt	9,863	9,450
Short-term debt, net of $7,224 in deferred loan costs at March 31, 2019	171,867	100,553
Insurance notes payable	5,715	7,786
Total Current Liabilities	962,136	892,357
Non-current Liabilities
Due to related parties	183,250	118,924
Other non-current liabilities	702,476	—
Real estate note payable, net of current maturities	226,541	233,772
Convertible notes payable, net of $34,495 and $60,420 in deferred loan costs and unamortized beneficial conversion of $42,692 and $59,042, respectively	790,730	861,189
	1,902,997	1,213,885
Total Liabilities	2,865,133	2,106,242
Commitments and Contingencies	—	—
Stockholders' Equity (Deficit):
Preferred stock, 5,000 authorized shares and 2,723 issued and outstanding
5% Series A, 2,750 shares designated, $1,170 and $1,127 stated value, and 1,473 issued and outstanding at March 31, 2019 and June 30, 2018, respectively	1,722,917	1,659,889
5% Series B, 1,250 shares designated, $1,169 and $1,126 stated value, and 1,250 issued and outstanding at March 31, 2019 and June 30, 2018, respectively	1,460,780	1,407,342
Common Stock, par value of $0.001 per share, 2,000,000,000 and 1,000,000,000 authorized shares, respectively, and 740,264,741 and 398,410,762 issued, respectively	740,265	398,411
Additional paid-in capital	1,329,545	1,311,076
Accumulated other comprehensive gain	2,735	—
Accumulated deficit	(5,416,001)	(4,302,291)
	(159,759)	474,427
Less, Treasury stock 87,848,643 and 35,471,535 shares, respectively, at cost	(443,918)	(365,352)
Total Stockholders' Equity	(603,677)	109,075
Total Liabilities and Stockholders’ Equity	$2,261,456	$2,215,317

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Revenues	$113,551	$63,549	$209,071	$363,646
Less, discounts	(39,995)	(580)	(39,995)	(106,547)
	73,556	62,969	169,076	257,099

Operating Expenses:
Costs of goods sold	17,986	7,972	49,016	112,984
Sales and marketing expenses	1,746	9,947	5,772	9,947
Professional fees	43,462	24,849	210,229	83,723
Operating expenses	97,384	6,922	106,795	35,830
Depreciation and amortization	19,208	22,166	80,359	66,498
General and administrative	27,973	85,946	171,936	189,856

Total Operating Expenses	207,759	157,802	624,107	498,838

Net Loss from Operations	(134,203)	(94,833)	(455,031)	(241,739)

Other Income (Expense):
Amortization of discount on convertible debentures	(5,450)	(5,450)	(16,350)	(16,350)
Settlement loss	10,000	—	(386,500)	(62,425)
Interest expense	30,954	(58,439)	(139,364)	(98,045)
	35,504	(63,889)	(542,214)	(176,820)

Net Loss	(98,699)	(158,722)	(997,245)	(418,559)

Other comprehensive income:
Effect of foreign currency translation	(52)	5,714	2,735	(1,417)
	(52)	5,714	2,735	(1,417)

Comprehensive Loss	(98,751)	(153,008)	(994,510)	(419,976)

Preferred Stock Dividends	(39,305)	(37,399)	(116,466)	(110,819)

Comprehensive Loss Available for Common Stockholders	$(138,056)	$(190,407)	$(1,110,976)	$(530,795)

Net Loss Per Share
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—

Weighted Average Shares Outstanding
Basic	557,460,616	351,049,027	487,312,611	358,407,239
Diluted	557,460,616	351,049,027	487,312,611	358,407,239

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(997,245)	$(418,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	56,859	66,498
Amortization of discount on convertible debentures	16,350	16,350
Amortization of deferred loan costs	50,083	39,449
Depreciation	23,500	—
Non-cash interest expense	42,879	22,365
Non-cash settlement loss	224,976	62,475
Other non-cash expenses	52,363	—
Changes in operating assets and liabilities:
Accounts receivable	(32,327)	(51,894)
Inventory	30,547	140,200
Prepaid expense and other assets	(2,903)	7,379
Accounts payable and accrued liabilities	14,626	(211,968)
Net Cash Used in Operating Activities	(520,292)	(327,705)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from distribution from limited liability partnership	367,827	—
Purchase of certificate of deposit	—	(100,000)
Investment in license	(46,250)	—
Net Cash Provided by (Used in) Investing Activities	321,577	(100,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments to) related parties, net	64,326	22,916
Proceeds from issuance of convertible notes	181,000	402,328
Proceeds from issuance of stock	—	20,735
Purchase of treasury stock	(78,566)	—
Costs related to debt for equity conversions	(10,300)	—
Deferred loan costs	(33,110)	(70,732)
Proceeds from long-term debt	180,000	—
Proceeds from short-term debt	71,314	70,000
Net payments on insurance notes payable	(2,071)	(7,225)
Principal payments on convertible notes	(132,726)	(50,000)
Principal payments on long-term debt	(6,818)	(6,671)
Net Cash Provided by Financing Activities	233,049	381,351
Effect of exchange rate on cash	(22,491)	21,250
Net change in cash	11,843	(25,104)
Cash, Beginning of Period	19,034	53,939
Cash, End of Period	$30,877	$28,835

Non-Cash Investing and Financing Activities:
Preferred stock dividends paid-in-kind	$116,466	$110,819
Conversion of notes payable to common stock	$184,635	$—
Increase in liabilities related to license agreement acquisition	$403,750	$—
Common stock issued related to license agreement acquisition	$17,500	$—
Convertible debt issued in exchange for treasury shares	$—	$29,250
Reduction in equity from share exchange to acquire 100% in EcoGen Europe Ltd.	$—	$311,590

Supplemental Disclosures:
Interest paid	$12,526	$11,171
Income tax paid	$—	$—

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

								ACCUMULATED
	SERIES A		SERIES B				ADDITIONAL	OTHER
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK		PAID-IN	COMPREHENSIVE	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	GAIN	DEFICIT	SHARES	AMOUNT	TOTAL
FISCAL YEAR 2019

BALANCE, JUNE 30, 2018	1,473	$1,659,889	1,250	$1,407,342	398,410,762	$398,411	$1,311,076	$—	$(4,302,291)	35,471,535	$(365,352)	$109,075
PIK dividends	—	—	—	—	—	—	—	—	(116,465)	—	—	(116,465)
Preferred stock dividends declared	—	63,028	—	53,438	—	—	—	—	—	—	—	116,466
Conversions	—	—	—	—	293,453,979	293,454	(22,339)	—	—	—	—	271,115
Stock grants	—	—	—	—	48,400,000	48,400	40,808	—	—	—	—	89,208
Shares acquired										52,377,108	(78,566)	(78,566)
Net loss	—	—	—	—	—	—	—	2,735	(997,245)	—	—	(994,510)

BALANCE, MARCH 31, 2019	1,473	$1,722,917	1,250	$1,460,780	740,264,741	$740,265	$1,329,545	$2,735	$(5,416,001)	87,848,643	$(443,918)	$(603,677)

								ACCUMULATED
	SERIES A		SERIES B				ADDITIONAL	OTHER
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK		PAID-IN	COMPREHENSIVE	NON-CONTROLLING	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	INTERESTS	DEFICIT	SHARES	AMOUNT	TOTAL

FISCAL YEAR 2018

BALANCE, JUNE 30, 2017	1,473	$1,579,425	1,250	$1,339,120	379,070,562	$379,071	$1,254,889	$-	$62,500	$(3,243,543)	18,021,535	$(76,102)	$1,295,360

PIK dividends		-		-		-	-	-	-	(110,808)		-	(110,808)
Preferred stock dividends declared		59,972		50,847		-	-	-	-	-		-	110,819
Non-controlling interests acquired		-		-		-	-	-	(62,500)	-	10,000,000	(260,000)	(322,500)
Stock sales		-		-	7,450,000	7,449	13,285	-	-	-	-	-	20,734
Shares acquired		-		-				-	-	-	7,450,000	(29,250)	(29,250)
Net loss		-		-		-	-	(1,417)	-	(418,559)		-	(419,976)

BALANCE, MARCH 31, 2018	1,473	$1,639,397	1,250	$1,389,967	386,520,562	$386,520	$1,268,174	$(1,417)	$-	$(3,772,910)	35,471,535	$(365,352)	$544,379

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

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

Currently, we are a diversified holding company which, through our subsidiaries, is primarily focused in sales and distribution of specialized line of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through its medical products business unit, the Company sells the SANDD™ Insulin Needle Destruction Unit (formerly known as the Disintegrator™), WoundClot Surgical - Advanced Bleeding Control, the Carotid Artery Digital Non-Contact Thermometer and Zonis®. Through our United Kingdom based subsidiary, we manufacture and market branded generic pharmaceuticals, certain other generic pharmaceuticals known as “specials” and certain pharmaceuticals outside of the United Kingdom’s National Health Service drug tariff referred to as NP8’s. Centri Security Systems LLC, a wholly-owned subsidiary of the Company, holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner. Our real estate leasing revenues are generated from a commercial property under a long-term lease. Additionally, the Company’s real estate investment unit holds a limited liability company interest in a commercial restoration project in Hawaii.

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

For the three month period ended March 31, 2019, the Company had gross and net revenues of $113,551 and $73,556, respectively, and a consolidated net loss of $98,699. For the nine month period ended March 31, 2019, the Company had gross and net revenues of $209,071 and $169,076, respectively, a consolidated net loss of $997,245,and cash of $520,292 used in operating activities. For the year ended June 30, 2018, the Company had $384,279 in gross revenue, $275,845 in net revenue, a consolidated net loss of $910,062 and cash of $ 411,268 used in operating activities. As of March 31, 2019, the Company had cash of $30,877, a certificate of deposit of $100,300, a working capital deficit of $215,940 and an accumulated deficit of $5,416,001. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. We cannot predict, with certainty, the outcome of our efforts to generate liquidity and profitability, or whether such actions would generate the expected proceeds to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company as of March 31, 2019 and for the three and nine month periods ended March 31, 2019 and 2018 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet dated as of June 30, 2018 is audited and is presented here as a basis for comparison. Although the financial statements and related information included herein have been prepared without audit, and certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Company believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of June 30, 2018. In the opinion of our management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which we have a greater than 50% ownership. All material intercompany accounts have been eliminated upon consolidation. Certain prior year amounts have been reclassified to be consistent with the current year financial statement presentation. Equity investments, which we have an ownership greater than 20% but less than 50% through which we exercise significant influence over but do not control the investee and we are not the primary beneficiary of the investee’s activities, are accounted for using the equity method of accounting. Equity investments, which we have an ownership less than 20%, are recorded at cost.

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

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 or June 30, 2018.

Accounts Receivable

Accounts receivables are amounts due from customers of our pharmaceutical and medical device divisions. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of March 31, 2019 or June 30, 2018.

Inventory

Inventory consist of manufactured and purchased needle destruction devices, certain branded generic pharmaceuticals thermometers, an advanced bleeding control, non-compression hemostasis, and a patented antimicrobial ionic silver calcium catheter dressing, held for resale. All inventories are stated at the lower of cost or net realizable value utilizing the first-in, first-out method.

Property and Improvements

Property and improvements are stated at cost. We provide for depreciation expense on a straight-line basis over each asset’s useful life depreciated to their estimated salvage value. Buildings are depreciated over a useful life of 20 to 30 years. Building improvements are depreciated over a useful life of 5 to 10 years.

During the year ended June 30, 2017, we decided to sell our Louisiana real estate holdings, which includes our former corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property on Jefferson Street in Lafayette, Louisiana that we were leasing to a third party. As a result of that decision, the net book value of those properties along with related mortgage notes were reflected as assets and liabilities held for sale in the balance sheets. At that time, we also ceased depreciating such assets. All such amounts are included in the land and hospitality segment. A sale of these properties did not occur in the fiscal year ended June 30, 2018 and, as such, the Company has returned these properties to assets held for use and depreciation expenses was recorded in the fourth quarter of fiscal year 2018 for the period the properties were included in assets held for sale.

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

We will continue to list these properties for sale, but it is uncertain if the sales will occur during the next twelve months. Based on our review of the current real estate market and discussions with brokers, no impairment of the recorded amounts has occurred as of March 31, 2019.

We are also pursuing the sale of our remaining investment in the real estate limited partnership investment, carried at cost in the balance sheets. In August 2018, based on stability of operations of the underlying real estate property and recent valuations, the partnership refinanced the property. In September 2018, we received a distribution of approximately $370,000 from the real estate limited partnership following this refinancing. This distribution is recorded as a reduction of our investment in the limited partnership, which is recorded at cost. We are currently in negotiations to sell our interest in the partnership and anticipate such a transaction will close prior to December 31, 2019. Thus, our investment is shown as a current asset as of March 31, 2019 and June 30, 2018 in the accompanying consolidated balance sheets.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. During the year ended June 30, 2017, 3,726,480 warrants were exercised, and the remaining warrants expired. There were no outstanding warrants as of March 31, 2019 or June 30, 2018.

At March 31, 2019, including accrued but unpaid interest, there were 43,002,626 shares issuable upon conversion of our fixed rate convertible notes. There are $222,878 in convertible notes that are convertible at a variable conversion rate and not included in the issuable share amount in the preceding sentence. Also, at March 31, 2019, including accrued but unpaid dividends, there were potentially 114,861,100 shares issuable upon the conversion of the Series A Preferred Stock and, including accrued but unpaid dividends, there were potentially 146,077,945 shares issuable upon the conversion of the Series B Preferred stock. The shares issuable from the conversion of the notes and the Series A and Series B Preferred stock have been excluded from earnings per share calculations because these shares are anti-dilutive.

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

Correction to Prior Periods

During the quarter ended March 31, 2019, we determined that we had over accrued interest expense in prior periods. A reversal of approximately $62,000 in accrued interest expense was recorded in the quarter ended March 31, 2019.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. This accounting standard requires lessees to recognize assets and liabilities related to lease arrangements longer than 12 months on the balance sheet as well as additional disclosures. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to simplify the lease standard’s implementation. The amended guidance relieves businesses and other organizations of the requirement to present prior comparative years’ results when they adopt the new lease standard. Instead of recasting prior year results using the new accounting when they adopt the guidance, companies can choose to recognize the cumulative effect of applying the new standard to leased assets and liabilities as an adjustment to the opening balance of retained earnings. The standard is effective for annual periods beginning after December 15, 2019. The Company is currently assessing the impact of this pronouncement on its financial statements.

3.	OTHER ASSETS

On December 31, 2015, RedHawk Land & Hospitality, LLC, a wholly-owned subsidiary of the Company, acquired from Beechwood Properties, LLC 280,000 Class A Units (approximately a 2.0% membership interest) of fully paid, non-assessable units of limited liability company interest in Tower Hotel Fund 2013, LLC, a real estate development limited liability company formed in the state of Hawaii for acquisition, restoration and development of the Naniloa Hilo Resort in Hilo, Hawaii. The $625,000 purchase price was paid by the issuance of 625 shares of the Company’s Series A Preferred Stock. The purchase price was determined by an independent third-party valuation. Beechwood Properties, LLC is a real estate limited liability company owned and controlled by G. Darcy Klug, a stockholder, Interim Chief Executive Officer, Chief Financial Officer and Chairman of the board of directors of the Company. This investment in real estate limited partnership is recorded at cost, less distributions, and the Company is not aware of any indicator of impairment as of March 31, 2019. In the quarter ended September 30, 2018, we received a distribution of $369,827 from the real estate development company. It is not practicable for the Company to estimate fair value of this investment. The investment is classified as a current asset as we expect to sell our interest by December 31, 2019 (see Note 2).

On March 23, 2016, one of our wholly-owned subsidiaries, RedHawk Pharma UK Ltd (which we refer to herein as “Pharma”), initially acquired a 25% equity interest in EcoGen Europe Ltd (which we refer to as “EcoGen”) from Scarlett Pharma Ltd (which we refer to herein as “Scarlett”). On September 12, 2017 we completed a share transfer agreement wherein we increased our ownership in EcoGen to 75%. On December 19, 2017 we completed another share transfer agreement wherein we increased our ownership in EcoGen to 100%. In connection with the December share transfer the non-controlling interest was eliminated. Under the terms of an agreement we reached with Scarlett and its affiliate related to these share exchanges, they surrendered ten (10) million shares of RedHawk common stock and transferred to RedHawk approximately $300,000 of EcoGen preferred stock and other consideration. In exchange, RedHawk assumed approximately $370,000 of obligations due to EcoGen by Scarlett and its affiliates. The RedHawk Shares were originally issued to Scarlett in connection with the Company’s March 2016 investment of 25% into EcoGen. As a result of these transactions, as of December 31, 2017, Pharma owned approximately $635,000 of EcoGen’s preferred stock and 100% of EcoGen’s common stock. The exchange agreements also settled numerous outstanding disputes between the Company, Scarlett, Warwick and the noncontrolling owners of the Company. A non-cash settlement loss of $62,425 resulted and was included in our results for the year ended June 30, 2018.

During the fiscal year ended June 30, 2017, we began to consolidate the accounts of EcoGen in our financial statements under the variable interest entity model. In the quarter ended September 30, 2017, we became the majority owner of EcoGen and as of December 31, 2017, we owned 100% of the common stock of EcoGen. As of March 31, 2019, we have approximately $$379,000, net of accumulated amortization in intangible assets related to licenses held by EcoGen. Such intangible assets are being amortized over an estimated useful life of 20 years.

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

We finance a portion of our insurance premiums. At March 31, 2019, there was a $5,715 outstanding balance due on our premium finance agreements. The policies related to these premiums expire March 31, 2020.

5.	RELATED PARTY TRANSACTIONS

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matured on March 31, 2019. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder had the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. At March 31, 2019 and June 30, 2018, the principal balance totaled $0 and $22,674, respectively.

This same stockholder and officer also holds $16,250 of 5% convertible notes as of March 31, 2019, which mature in December 2020 and are convertible into common stock at a rate of $0.015 per share or 1,083,333 shares. During the quarter ended March 31, 2019, $13,000 of convertible notes held by this stockholder and officer was paid.

In fiscal year 2018, certain stockholders of the Company made $67,000 in advances to the Company. Stockholders have made additional advances during fiscal year 2019 of $100,000 for a total of $167,000. These advances do not have a stated interest rate. In the three month period ended December 31, 2018, the Company agreed to issue 15.4 million shares of the Company’s common stock (cost of $19,250) in lieu of any interest, past or future, related to these advances.

All of the above liabilities are included in Due to Related Parties in the accompanying consolidated balance sheets.

Beginning in the quarter ended March 31, 2017, certain members of management agreed to forego management fees in consideration of the operating cash flow needs of the Company. There is not a set timeline to reinstitute such management fees. As of March 31, 2019 and June 30, 2018, $50,000 and $60,000, respectively, in such fees remain unpaid and are recorded in accounts payable and accrued liabilities in the accompanying balance sheets.

6.	DEBT

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

The Note is dated November 13, 2015 and has a principal amount of $265,000. Monthly payments under the Note are $1,962 including interest accruing at a rate of 5.95% per annum. The Note matures in June 2021 and is secured by the commercial real estate, guarantees by the Company and its real estate subsidiary and the personal guarantee of a stockholder who is also an officer of the Company. As of March 31, 2019, approximately $236,000 of the Note is outstanding.

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

At March 31, 2019, there were $645,039 ($577,975 net of deferred financing costs and beneficial conversion option) of Fixed Rate Convertible Notes outstanding, including $95,039 of interest paid in kind. The Fixed Rate Convertible Notes (plus accrued interest) are convertible into our common stock at a conversion rate of $0.015 per share or 43,002,600 shares. During the three and nine month periods ended March 31, 2019, we paid-in-kind $7,963 and $23,629, respectively, of interest on these convertible notes.

In the three and nine months March 31, 2019, we issued an additional $38,000 and $181,000, respectively, of convertible notes to third parties with variable conversion rates (“Variable Rate Convertible Notes”). The Variable Rate Convertible Notes mature at various dates through May 2020. We received, net of financing costs incurred, $157,093 in cash from the issuance of these notes. These Variable Rate Convertible Notes have interest accruing at rates ranging between 8% - 12%. These notes issued to third parties have a variable conversion rate based on the price of the Company’s common stock. $184,878 of the convertible notes are currently convertible into our common stock at a variable conversion rate. During the quarter ended March 31, 2019, notes, including accrued and unpaid interest, totaling $86,101 were converted into equity. At March 31, 2019, there were $222,878 ($212,755 net of deferred financing costs) of Variable Rate Convertible Notes outstanding.

Some of the Variable Rate Convertible Notes have maturity dates prior to March 31, 2020. It is the Company’s expectation that we will either re-finance these convertible notes to longer terms or permit conversions and, therefore, have classified such notes as non-current.

Also, during the year ended June 30, 2018, we issued $29,250 of convertible notes to our majority stockholder in exchange for 7,450,000 shares of our common stock. The note matures in December 2020. As of March 31, 2019, the balance on the note is $16,250 and is convertible into 1,083,333 shares, or $0.015 per share. (See Note 5.)

In February 2018, we obtained a $100,000 line of credit from a bank. The line of credit matures in February 2021 and is collateralized by a $100,000 certificate of deposit at the bank. As of March 31, 2019, approximately $100,000 was drawn under the line of credit. As of March 31, 2019. the interest rate on the line of credit is 7.0% per annum.

On March 12, 2019, the RedHawk Land & Hospitality, a wholly-owned subsidiary of the Company, obtained a $180,000 real estate loan from Ameriquest Financial Services, LLC. Interest only is payable monthly and accrues at an interest at a rate of 12% per annum. The note matures on April 1, 2020 and is secured by certain real estate property and the personal guarantee of an officer and director of the Company.

In the quarter ended March 31, 2019, the Company completed several short-term working capital lines of credit, resulting in net proceeds of approximately $71,000, secured by the Company’s future accounts receivables and the personal guarantee of an officer and director of the Company. The working capital lines accrue interest at various rates.

The proceeds from the March 12, 2019 real estate loan and the short-term working capital lines of credit were used to settle certain litigation matters more fully described in Note 7.

7.	COMMITMENTS AND CONTINGENCIES

On January 31, 2017, the Company and Beechwood Properties, LLC (“Beechwood”) filed suit against Daniel J. Schreiber (“Mr. Schreiber”) and the Daniel J. Schreiber Living Trust – Dtd 2/08/95 (“Schreiber Trust”) in the United States District Court for the Eastern District of Louisiana under Civil Action No. 2:2017cv819-B(3) (the “Louisiana Lawsuit”).

Mr. Schreiber and the Schreiber Trust answered the Louisiana Lawsuit and counter-claimed against the Company and Beechwood and made additional claims against Mr. G. Darcy Klug (“Mr. Klug”) in the Louisiana Lawsuit. Mr. Klug is an officer and director of RedHawk and is sole owner of Beechwood. Mr. Klug also holds voting control of RedHawk.

On April 24, 2017, Mr. Schreiber and the Schreiber Trust also filed suit against the Company, Mr. Klug and six (6) other defendants in the United States District Court for the Southern District of California under Civil Action No. 3:17-cv-00824-WQH-BLM which case was dismissed without prejudice on September 26, 2017 (the “California Lawsuit” and along with the Louisiana Lawsuit, the “Litigations”).

On March 22, 2019, the parties to the Litigations have entered into a Settlement Agreement and General Release (“Settlement Agreement”) to resolve all issues arising out of the subject matter of the Litigation.

In consideration of the mutual promises, covenants and conditions contained in the Settlement Agreement, the parties to the Litigation agreed that (i) Mr. Schreiber and the Schreiber Trust shall transfer all Company stock they presently own (52,377,108 common shares) to the Company and (ii) the Company shall (a) make to Mr. Schreiber and the Schreiber Trust a cash payment of Two Hundred Fifty Thousand and 00/100 Dollars (US$250,000.00) and (b) issue two Promissory Notes, each in the principal amount of Two Hundred Thousand and 00/100 Dollars (US$200,000.00), one of which shall be due and payable on or before September 6, 2020 and the other shall be due and payable on or before September 5, 2021.

Each Promissory Note shall be non-interest bearing, however each (i) shall bear a $15,000 late penalty if the principal amount is not repaid by the due date and (ii) shall bear interest at a rate of 18% per annum, from the issue date, if the principal is not repaid by the 30th date after the due date.

Pursuant to a Security Agreement between the parties, Mr. Klug and Beechwood secured the Company’s obligations to the Schreiber Trust under the Settlement Agreement by granting first-priority security interests in (i) 1,000 shares of Mr. Klug’s Series B Preferred Company Stock; and 1,473 shares of Mr. Klug’s Series A Preferred Company Stock, and (ii) Beechwood’s interest in the Tower Hotels Fund 2014, LLC. The Company may repurchase both Promissory Notes for a single payment of Three Hundred Thousand Dollars (US$300,000.00) provided such payment is tendered to the Schreiber Trust within 180 days of the execution of the Security Agreement.

8.	STOCKHOLDERS’ EQUITY

Common Stock

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

During the three month periods ended March 31, 2019 and 2018, we paid-in-kind $39,305 and $37,399 respectively, of related preferred stock dividends. During the nine month periods ended March 31, 2019 and 2018, we paid-in-kind $116,465 and $110,819, respectively, of related preferred stock dividends.

9.	INCOME TAXES

As of June 30, 2018, the Company had approximately $3,600,000 of U.S. net operating losses (NOLs) carried forward to offset taxable income in future years which expire commencing in fiscal 2026 and run through 2038. As a result of the numerous common stock transactions that have occurred, the amount of these NOLs which is actually available to offset future income may be severely limited due to change-in-control tax provisions. The Company has not estimated the effect of such change-in-control limitation. The related deferred income tax asset of these NOLs, without consideration of any change-of-control limitation, was estimated to be approximately $750,000 as of June 30, 2018. As a result of the enactment of the Tax Cuts and Jobs Act (The Act) in December 31, 2017, the estimated deferred income tax asset related to U.S. NOL carry forwards is based on the reduced 21% corporate income tax rate. Due to our history of operating losses and the uncertainty surrounding the realization of the deferred tax assets in future years, our management has determined that it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets. The only change during the nine month period ended March 31, 2019 would be an increase to the NOL due to additional losses incurred.

Thus, there is no net tax asset recorded as of March 31, 2019 or June 30, 2018 as a 100% valuation allowance has been established for any tax benefit. EcoGen also has a net operating loss as of March 31, 2019 and June 30, 2018 for which no deferred tax asset has been provided. Similarly, there is no income tax benefit recorded on the net loss of the Company for the three month and nine month periods ended March 31, 2019 and 2018.

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

		MEDICAL
Nine months ended	LAND &	DEVICE &	OTHER
March 31, 2019	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$34,759	$174,312	$—	$—	$209,071
Operating revenues, net	$34,759	$134,317	$—	$—	$169,076
Operating loss	$(11,097)	$(100,660)	$(201)	$(343,073)	$(455,031)
Interest expense	$12,526	$10	$—	$126,828	$139,364
Depreciation and amortization	$23,500	$56,859	$—	$—	$80,359
Identifiable assets	$937,294	$693,185	$—	$630,977	$2,261,456

		MEDICAL
Nine months ended	LAND &	DEVICE &	OTHER
March 31, 2018	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$48,185	$315,461	$—	$—	$363,646
Operating revenues, net	$48,185	$208,914	$—	$—	$257,099
Operating income (loss)	$16,226	$(114,194)	$(1,757)	$(142,014)	$(241,739)
Interest expense	$11,171	$1	$—	$86,873	$98,045
Depreciation and amortization	$—	$66,498	$—	$—	$66,498
Identifiable assets	$1,373,224	$10,515	$60	$1,025,005	$2,408,804

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
March 31, 2019	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL
Operating revenues, gross	$10,250	$103,301	$—	$—	$113,551
Operating revenues, net	$10,250	$63,306	$—	$—	$73,556
Operating loss	$(8,894)	$(15,899)	$—	$(109,410)	$(134,203)
Interest expense	$4,789	$10	$—	$(35,753)	$(30,954)
Depreciation and amortization	$7,833	$11,375	$—	$—	$19,208

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
March 31, 2018	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues, gross	$14,250	$49,299	$—	$—	$63,549
Operating revenues, net	$14,250	$48,719	$—	$—	$62,969
Operating income (loss)	$6,995	$(59,367)	$(32)	$(42,429)	$(94,833)
Interest expense	$3,642	$(3)	$—	$54,800	$58,439
Depreciation and amortization	$—	$22,166	$—	$—	$22,166

11.	SUBSEQUENT EVENTS

The Company evaluated events occurring after March 31, 2019, and through the date the financial statements were issued, May 20, 2019 and concluded there were no events or transactions that would require recognition or disclosure in these financial statements, other than those described below:

●	Subsequent to March 31, 2019, approximately 104 million shares were issued to pay certain variable interest notes.

●	In May 2019, the Company began acquiring as investments certain life settlement insurance policies. These policies are purchased at a substantial discount to the face value of the life insurance policy acquired. The Company expects to use these investments as collateral for future loans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are all statements other than statements of historical facts. The words “may,” “can,” “will,” “should,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “potential,” “proposed,” and any similar expressions are intended to identify those assertions as forward-looking statements. Investors are cautioned that forward-looking statements are predictions and are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties. In evaluating forward-looking statements, you should consider the various factors which may cause actual results to differ materially from any forward-looking statements, including the risks below and those listed in the “Risk Factors” section of our latest 10-K report:

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

Working Capital

	March 31, 2019	June 30, 2018
Current Assets	$746,196	$1,101,300
Current Liabilities	$962,136	$892,357
Working Capital (Deficit)	$(215,940)	$208,943

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

For the three month and nine month periods ended March 31, 2019, net revenues from our pharmaceutical products, medical devices and commercial rentals totaled $73,556 and $169,076, respectively, as compared to net revenues of $62,969 and $257,099, respectively for the comparable periods ended March 31, 2018. During the three month period ended March 31, 2019, the Company shifted its marketing to focus on the sale of its needle incineration devices.

The primary reason for the decline in revenues for the nine month period ended March 31, 2019 as compared to the same nine period ended March 31, 2018, was the discontinuation of certain pharmaceutical reimbursement programs by the United Kingdom National Health Service (“NHS”). In April 2017, the NHS discontinued reimbursement of the NP8 pharmaceuticals, which represented a significant portion of our pharmaceutical sales in prior years. Since the discontinuation of reimbursement of NP8s, we have directed our focus solely on the marketing and sale of our branded generic pharmaceuticals and medical devices.

Revenues in the pharmaceutical and medical device business unit are expected to improve as market acceptance of our products increases and we continue to expand marketing of our SANDD medical devices. Additionally, net profits are expected to improve as the Company’s sales increase in our more profitable medical device sales and pharmaceutical sales become more weighted to its branded generics which offer lower discounts than the discounts offered by the Company for its highly competitive “special” pharmaceuticals and require significantly lower operating costs.

Operating Expenses and Loss from Continuing Operations

For the three month period ended March 31, 2019, we report consolidated net loss of $98,699 on net revenues of $73,556 as compared to a net loss of $158,722 on net revenues of $62,969 for the comparable three month period ended March 31, 2018. The net loss for the three month period ended March 31, 2019 includes approximately $25,000 of non-recurring legal fees resulting from certain litigation.

For the nine month period ended March 31, 2019, we report consolidated net loss of $997,245 on net revenues of $169,076 as compared to a net loss of $418,559 on net revenues of $257,099 for the comparable nine month period ended March 31, 2018. The increase in the net loss for March 31, 2019 period includes a settlement loss of approximately $386,000 and non-recurring legal fees of approximately $112,000 resulting from the Schreiber litigation.

Professional fees for the nine month period ended March 31, 2019 totaled $210,229, a $126,506 increase from the $83,723 of professional fees for the comparable period ended March 31, 2018. The increase in professional fees was primarily attributable to the legal expenses incurred in connection with settling the Schreiber litigation.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of $30,877 and a certificate of deposit of $100,300 compared with cash of $19,034 and a certificate of deposit of $100,073 at June 30, 2018.

During the nine month period ended March 31, 2019, we completed the funding of $181,000 of variable convertible notes (proceeds of $147,890, net of financing costs). We also obtained certain real estate and working capital loans in the amount of $251,314. The proceeds from these loans were used to pay $250,000 to the Schreiber Trust associated with certain ongoing litigation and to re-purchase approximately 52 million shares of our stock from a former officer of the Company (See Note 7). We expect to re-finance the loans into longer term credit facilities under more favorable terms and rates.

During the nine month period ended March 31, 2019, we repaid $132,726 of the variable interest convertible notes and permitted conversion of an additional $184,635 of variable interest convertible notes.

During the nine month period ended March 31, 2019, we also received a distribution of approximately $370,000 in connection with our real estate limited partnership investment in Hawaii. We used these cash inflows to fund current period operating activities and pay certain liabilities owed to creditors.

The Company is continuing to pursue the sale of its real estate holdings. Also refer to the Going Concern section of Note 1 to our unaudited consolidated financial statements.

Cash Flows

	Nine months ended March 31,
	2019	2018
Cash Flows (used in) Operating Activities	$(520,292)	$(327,705)
Cash Flows provided by (used in) Investing Activities	$321,577	$(100,000)
Cash Flows provided by Financing Activities	$233,049	$381,351
Net Change in Cash During Period	$11,843	$(25,104)

Cash Flow from Operating Activities

During the nine month period ended March 31, 2019, $520,292 of cash was used by our operating activities as compared to $327,705 used in our operating activities for the comparable nine month period ended March 31, 2018. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities.

Cash Flows from Investing Activities

As discussed above, during the nine month period ended March 31, 2019, we received approximately $370,000 in distributions from our limited liability real estate investment in Hawaii.

Cash Flows from Financing Activities

During the nine month period ended March 31, 2019, we received net proceeds, after financing costs incurred, of approximately $147,890 from the issuance and sale of new variable interest convertible debentures and we received $251,314 from certain short-term real estate and working capital credit facilities. Additionally, during this same nine month period ended March 31, 2019, we repaid approximately $133,000 of variable interest convertible notes and re-purchased approximately 52 million shares of our common stock.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

With the settlement of the Schreiber litigation described in Note 7 to the unaudited financial statements included in this filing, we know of no other material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are also no proceedings in which our directors, officers or any affiliates, or any registered or beneficial stockholder, is a party adverse to us or has a material interest adverse to our interest.

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

REDHAWK HOLDINGS CORP.
(Registrant)

Dated: May 20, 2019	/s/ G. Darcy Klug
G. Darcy Klug
Interim Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)