Form 10-K
period 2019-06-30
RedHawk Holdings Corp.
filed 2019-10-15
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File No. 000-54323

RedHawk Holdings Corp.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-3866475
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Rue Beauregard, Suite 206 Lafayette, LA	70508
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (337) 269-5933

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2018 was approximately $629,993 based on the closing price of $0.0012 per share as reported on the OTC Markets. As of October 8, 2019, the registrant had 905,759,097 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

REDHAWK HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2019

Cautionary Note About Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws. These statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks listed below and described in “Part I, Item 1A. Risk Factors” in this Form 10-K, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements:

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

As used in this Form 10-K, references to “Company,” “we,” “RedHawk,” “us” or “our” refer to RedHawk Holdings Corp., a Nevada corporation, and, unless the context otherwise requires, its subsidiaries and affiliates.

PART I

ITEM 1. BUSINESS

General

Currently, we are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services.

Through our medical products business unit, we manufacture and sell our Sharps and Needle Destruction Devices (SANDD mini™, SANDD Pro™ and SANDD-HP™) and our Carotid Artery Digital Non-Contact Thermometer. We also distribute for third parties WoundClot – Advanced Bleeding Control, the Thermofinder FS-700 Pro (professional model) and the FS-700 (retail model) digital non-contact thermometers. Our United Kingdom based subsidiary, EcoGen Europe, LTD (“EcoGen”), holds licenses to manufacture and market in the United Kingdom, Paracetamol, Gliclazide, and Omeprazole as branded generic pharmaceuticals.

Our real estate leasing revenues are generated from a commercial and residential property under a long-term lease. Additionally, our real estate investment unit holds a limited liability company interests in a commercial restoration project in Hawaii.

Our wholly-owned subsidiary RedHawk Energy Corp., LLC holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner.

History of the Company

We were incorporated in the State of Nevada on November 30, 2005 under the name “Oliver Creek Resources Inc.”

On March 31, 2014, we entered into and closed an asset purchase agreement with American Medical Distributors, LLC (“AMD”), pursuant to which we acquired from AMD all right, title and interest of AMD in and to a certain distribution contract (the “HuBDIC Agreement”) with HuBDIC Co. Ltd., a Korean corporation (“HuBDIC”), pursuant to which AMD had been granted the exclusive right to distribute in the Americas certain professional and consumer grade non-contact thermometers known as the Thermofinder FS-700 Pro (professional model) and FS-700 (retail model), and any future versions (collectively, the “Thermofinder”). In connection with the acquisition, we also received $60,000 and any assets of AMD related to its distribution business, including all sales leads and related materials (collectively, including the HuBDIC Agreement, the “AMD Assets”), and in consideration of the AMD Assets, we issued to four designees of AMD an aggregate of 152,172,287 shares of our common stock.

On July 31, 2015, by a vote of the majority of our shareholders, we changed our name from “Independence Energy Corp.” to “RedHawk Holdings Corp.”, increased the number of authorized shares of common stock to 450,000,000, and authorized the issuance of 5,000 shares of preferred stock with an initial stated value of $1,000 per share.

On December 31, 2015, the Company received from Beechwood Properties, LLC (“Beechwood”) a working capital injection of approximately $1.9 million of cash and marketable securities, net of an approximately $1.0 million line of credit with a 3.5% per annum interest rate. This infusion was received in exchange for 1,000 shares of the Company’s newly designated 5% Series B Convertible Preferred Stock, $1,000 stated value. Additionally, Beechwood converted into 100 shares of the Company’s 5% Series A Convertible Preferred Stock, $1,000 par value, (“Series A Preferred Stock”), $100,000 of the Company’s outstanding obligation to Beechwood. Beechwood is owned by G. Darcy Klug, the Company’s Interim Chief Executive Officer, Chief Financial Officer and Chairman of the board of directors and the holder of a majority of the of the voting power of the Company’s common stock.

On December 31, 2015, the Company completed the acquisition of certain high-quality medical products technology, including the tangible and intangible assets, for the Disintegrator Insulin Needle Destruction Unit (originally referred to as “The Disintegrator™” and has been renamed “SANDD™”) and the Carotid Artery Non-Contact Thermometer. The SANDD mini™ is, to the Company’s knowledge, the only needle destruction device which has been approved by the United States Food and Drug Administration for both home and clinical use.

On March 24, 2016, RedHawk Pharma UK Ltd (“RedHawk Pharma”), a wholly-owned subsidiary of RedHawk, signed a definitive agreement with Scarlett Pharma LTD (“Scarlett”) to complete the acquisition of a 25% ownership investment in EcoGen (the “EcoGen Agreement”), a United Kingdom based company specializing in the manufacturing and marketing of certain branded generic pharmaceuticals and medical devices. During the year ended June 30, 2018, the Company entered into a share transfer agreement wherein RedHawk increased its ownership position in EcoGen to 75%, and then later, the Company reached an agreement with Scarlett and its affiliate wherein RedHawk further increased its ownership position in EcoGen to 100%.

On September 22, 2018, RedHawk Medical Products, LLC, a wholly-owned subsidiary of the Company, acquired the world-wide exclusive manufacturing and distribution rights to certain intellectual properties which the Company believes, when re-engineered, will significantly expand the current market capabilities of its SANDD mini™ needle destruction unit. This new, re-engineered, needle incineration technology (the “SANDD Pro™”) will increase the Company’s needle incineration capabilities to include 14-gauge hypodermic needles and higher. Additionally, the re-engineered SANDD Pro™ technology will feature a portable, rechargeable, battery operated unit. This portable unit (the “SANDD Pro Portable™”) will incinerate, on a single charge, as many as 300 needles as thick as 21 gauge and higher. The SANDD Pro - Portable™ is ideal for field use by first responders, home health care nurses and veterinarians.

On January 31, 2017, the Company and Beechwood filed suit against Daniel J. Schreiber (“Mr. Schreiber”) and the Daniel J. Schreiber Living Trust – Dtd 2/08/95 (“Schreiber Trust”) in the United States District Court for the Eastern District of Louisiana under Civil Action No. 2:2017cv819-B(3) (the “Louisiana Lawsuit”). On March 22, 2019, the parties to the Litigations have entered into a Settlement Agreement and General Release (“Settlement Agreement”) to resolve all issues arising out of the subject matter of the Litigation. In consideration of the mutual promises, covenants and conditions contained in the Settlement Agreement, the parties to the Litigation agreed that (i) Mr. Schreiber and the Schreiber Trust would transfer all Company stock they presently own (52,377,108 common shares) to the Company and (ii) the Company shall (a) make to Mr. Schreiber and the Schreiber Trust a cash payment of Two Hundred Fifty Thousand and 00/100 Dollars (US$250,000.00) and (b) issue two Promissory Notes, each in the principal amount of Two Hundred Thousand and 00/100 Dollars (US$200,000.00), one of which shall be due and payable on or before September 6, 2020 and the other shall be due and payable on or before September 5, 2021.

On July 19, 2019, RedHawk Holdings Corp. and its wholly-owned subsidiary, RedHawk Medical Products & Services, along with other affiliated entities, entered into a Consultant Agreement (“Consultant Agreement”) with Drew Pinsky, Inc. (“DPI”) f/s/o Dr. Drew Pinsky (“Consultant”), for Consultant to be the exclusive spokesperson for the Company’s Sharps Needle and Destruction Device (“SANDD”) mini™, SANDD Pro™ and any related products and/or accessories (“Products”) for an initial period of two years, subject to a two-year extension period under the terms and conditions described in the Consultant Agreement.

On September 11, 2019, RedHawk Holdings Corp. announced, among other things, that the ticker symbol for the Company’s common stock on the OTC Market would be changing from “IDNG” to “SNDD.” Beginning on September 12, 2019, the Company’s common stock was listed for quotation under the new symbol.

On September 16, 2019, the Company announced the sale of $500,000 in aggregate principal amount of new convertible notes in a private offering that is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).

CURRENT BUSINESS ACTIVITIES

Needle Destruction Devices. The SANDD™ needle incineration units are Occupational Safety and Health Administration (“OSHA”) compliant.

We believe SANDD™ needle incineration devices are compatible for use in healthcare facilities, commercial businesses and private homes. It is a portable device used to destroy needles and lancets utilizing an electrical current which incinerates the lancet or syringes. It uses a rechargeable battery which delivers an electrical current to produce an arc of electricity directed at the tip of the syringe. This electrical arc disintegrates the needle and any residue is collected in a self-contained chamber in the device. The Company’s initial Sharps and Needle Destruction Device is referred to as the SANDD mini™.

The SANDD mini™ aims to change both the way patients and physicians dispose of their needles and to eliminate the risk of needle stick injuries in the future.

Utilizing a plasma arc, the SANDD mini™ heats the needle to over 2500 degrees Celsius in less than three seconds, eliminating both the needle and all known pathogens in the process. The device uses a rechargeable battery to deliver the plasma arc to the needle. A fully charged battery will disintegrate 200 needles before needing to be recharged. The SANDD mini™ is designed to be used with hypodermic needles attached to prefilled syringes or diabetic pen injection devices that measure less than 1 inch in length and between 27-32 gauges in diameter. The device produces little to no waste leaving the syringe to be disposed of in general waste as opposed to the need for the use of a sharps box. The change in this route of waste disposal is projected to offer healthcare providers significant budgetary savings and ease of disposal in home healthcare settings. The SANDD mini™ has completed its field evaluation and is now being marketed by the Company.

In September 2018, RedHawk Medical Products, LLC, a wholly-owned subsidiary of the Company, acquired the world-wide exclusive manufacturing and distribution rights to certain intellectual properties which the Company believes, when re-engineered, will significantly expand the current market capabilities of its SANDD mini™ needle destruction unit. When re-engineering is complete, this new needle incineration technology (the “SANDD Pro™”) is projected to increase the Company’s needle incineration capabilities to include 14-gauge hypodermic needles and higher, up to 8” in length. Additionally, the re-engineered SANDD Pro™ technology is expected to feature a portable, rechargeable, battery operated unit. This portable unit (the “SANDD Pro Portable™”) on a single charge, is expected to incinerate needles 21-gauge and higher. We believe the SANDD Pro Portable™ is ideal for field use by first responders, home health care nurses, home use self-injectors and veterinarians. The Company believes the SANDD Pro™ and the SANDD Pro Portable™ will be available for sale by the end of the 2019 calendar year.

Branded Generic Pharmaceuticals.

Under the terms of the EcoGen Agreement, Scarlett and its affiliate agreed to surrender to the Company 10 million shares of RedHawk’s outstanding common stock, transfer to RedHawk Pharma approximately $300,000 of EcoGen’s preferred stock plus other consideration in exchange for RedHawk Pharma assuming approximately $370,000 of obligations due to EcoGen.

A generic drug is a pharmaceutical drug that is substantially equivalent to a brand name product in dosage, strength, route of administration, quality, performance and intended use. Although they may not be associated with a particular company, generic drugs are subject to government regulations in the countries where they are dispensed. A generic drug must contain the same active ingredients as the original brand name formulation. In most cases, generic drugs become available after the patent afforded to a drug’s original developer expires. Once generic drugs enter the market, competition often leads to substantially lower prices for both the brand name drug and its generic equivalents. Clinicians in the United Kingdom are encouraged to write prescriptions for patent protected drugs by their generic name in preparation for such drugs losing their patent protected status, with the prescribed drug being dispensed to the patient by a community pharmacy. Pharmacists are obligated by law to dispense the brand that is written, should the clinician not use the generic name when prescribing a particular treatment, with all drugs being dispensed against a set tariff pricing structure. The pharmacist therefore procures the generic drug at the lowest available price from the wholesale supply chain, who in turn procures the lowest priced drug from any available manufacturer, ensuring that the generic drug market in the United Kingdom is purely driven by cost. The legal obligation on United Kingdom pharmacists to dispense a branded product if that is so prescribed presents the opportunity for the branded generic strategy of EcoGen. With a portfolio of widely prescribed generic drugs listed as trademarked branded generics, EcoGen can offer significant budgetary savings when compared to standard generics by offering these branded generics for sale at a price below the listed generic tariff. With UK Commissioning Groups (“CCG’s) being driven to find savings across their budgets where possible, we believe EcoGen’s branded generic strategy has been met favorably. Currently, we hold licenses to manufacture and sell Paracetamol, Glipizide and Omeprazole.

Paracetamol – Paracetamol is a pain reliever and a fever reducer used to treat many conditions such as headache, muscle aches, arthritis, backache, toothaches, colds, and fever.

Glipizide – Glipizide is an oral diabetes medicine that helps control blood sugar levels by helping the pancreas produce insulin. Glipizide is used together with diet and exercise to improve blood sugar control in adults with Type 2 diabetes mellitus.

Omeprazole – Omeprazole is used to reduce the amount of acid in the stomach in order to treat gastric or duodenal ulcers, gastroesophageal reflux disease (GERD), erosive esophagitis and hypersecretory conditions. Omeprazole is used to treat stomach infections caused by Helicobacter pylori bacteria.

We have sold our branded generic drugs to approximately five of the approximately 225 CCG’s through an exclusive distribution agreement with Alliance Healthcare. As we continue to develop our marketing strategy, expand our team of sales representatives and increase the line of pharmaceutical and medical device products offered to the CCG’s, we expect to capitalize on our distribution agreement with Alliance Healthcare.

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

Woundclot. On February 2, 2016, the Company announced that RedHawk Medical Products UK Ltd, a wholly owned subsidiary of the Company, had entered into a contract with Core Scientific Creations Ltd. for the distribution of WoundClot Surgical – Advanced Bleeding Control (“WoundClot”) in the United Kingdom. WoundClot, developed and manufactured in Israel by Core Scientific Creations Ltd, is the first UK Class III medical device, fully implantable surgical hemostat designed to stop moderate to severe arterial and venous hemorrhage without the need to compress directly onto the wound.

Hemostatic refers to a procedure, device or substance that arrests the flow of blood. Direct pressure, tourniquets and surgical clamps are mechanical hemostatic measures. Gelatin sponges, solutions of thrombin and microfibrillar collagen, which cause the aggregation of platelets and formation of clots, are used to arrest bleeding in surgical procedures. WoundClot is a single use sterile bio-absorb Hemostatic product made of non-oxidized cellulose, which can be fabricated into a variety of forms suitable in controlling bleeding from various kinds of wounds. WoundClot has been uniquely engineered and manufactured with a patented molecular structure, designed to entrap platelets and coagulants in a modified physical molecular matrix. We believe WoundClot is the first cellulose-based product to be manufactured using a non-oxidative process.

During 2016, the Company, in conjunction with EcoGen, began marketing the product to large teaching hospitals in the United Kingdom. While the product has been successfully trialed in various surgery disciplines including cardiothoracic, hepatobiliary, pediatric neurosurgery, vascular and trauma surgery and has been shown to outperform currently established products, market acceptance has been limited. We are also considering the introduction of WoundClot into other markets including the United States.

Non-Contact Thermometers. The Thermofinder is medical grade non-contact thermometer that is currently approved and distributed in Asia and Europe.

Real Estate

Tower Hotel Fund 2013, LLC. On December 31, 2015, RedHawk Land & Hospitality, LLC (“RedHawk Land”), a wholly owned subsidiary of the Company, acquired from Beechwood 280,000 Class A Units (approximately a 2.0% membership interest) in Tower Hotel Fund 2013, LLC, a real estate development limited liability company formed in Hawaii for acquisition, restoration and development of the Naniloa Hilo Resort in Hilo, Hawaii. The $625,000 purchase price was paid by the issuance of 625 shares of the Company’s Series A Preferred Stock. The purchase price was determined by an independent third-party valuation.

In September 2018, RedHawk Land received a cash payment of approximately $370,000 as a partial return on our investment. Pursuant to the terms of the limited liability operating agreement, the Company has offered to sell its membership interest in the Tower Hotel Fund 2013 to the remaining members in the Tower Hotel Fund 2013.

Other Real Estate. We own two properties as described below. In the past, we have marketed these properties, however, we are not actively marketing these properties at this time but may consider purchase offers as, and if, they occur.

In August 2017, we entered into a new triple-net lease agreement with the Louisiana 3rd Circuit Court of Appeals to renew and extend the current lease term of the Jefferson Street property to December 31, 2022.

The Company currently uses the Youngsville property as offices for our real estate management operations.

Specialized Security System Manufacturing and Distribution

Centri Controlled Entry System. On April 11, 2016, the Company acquired the exclusive United States manufacturing and distribution rights for the Centri Controlled Entry System (“Centri”), a nominal dose transmission x-ray full body scanner that is designed to be capable of finding weapons, drugs and other metallic and non-metallic contraband concealed on and within the human body. The Company acquired these exclusive rights from Basic Technologies, Inc. who holds the exclusive worldwide license to manufacture and sell Centri. In June 2016, the Company received approval from the FDA for the importation, assembly and demonstrations of Centri. Phase I radiation testing was successfully completed. Approval for human testing and the sale of Centri units was received from the Louisiana Department of Environmental Quality during the quarter ending September 30, 2016.

The Company is continuing to successfully test the safe operation of Centri and is currently working with the Louisiana State University Innovation Park to develop our marketing strategy to offer Centri for sale and/or lease as an alternative security system in various commercial applications.

Customers, Marketing and Contracting

Our medical devices and branded generics are to be marketed to a broad base of users, and we believe they are ideal for home and institutional use. The market for our devices and branded generics includes:

●	Retail Pharmacies

●	Hospitals

●	Physicians’ Offices

●	Private and Public Healthcare Clinics

●	Corrections Facilities

●	Schools

●	Veterinary Clinics

●	Emergency Services

●	Long Term Care Facilities

Principal Suppliers and Sources of Raw Materials

Our manufacturing operations require a wide variety of raw materials, including electronic and mechanical components, batteries, carry bags, and molded plastic components and other supplies. We rely on third-party manufacturers to supply several components of our medical devices. We typically enter into supply agreements for these components that specify quantity, quality requirements, and delivery terms, which, in certain cases, can be terminated by either party upon relatively short notice. For each medical device, we have elected to source certain key components from single sources of supply, including our batteries and molded plastic components. While alternative sources of supply are readily available for these components, we believe that maintaining a single source of supply allows us to control production costs and inventory levels, and to manage component quality. In order to mitigate against the risks related to a single source of supply, we qualify alternative suppliers and develop contingency plans for responding to disruptions. If any single-source supplier were no longer able to supply a component, we believe we would be able to promptly and cost-effectively switch to an alternative supplier without a significant disruption to our business and operations. We have adopted additional contingency plans to protect against an immediate disruption in supply of our battery components, and any potential delay that may result from a switch to a new supplier. These contingency plans include our own inventory management, along with a requirement that certain suppliers maintain specified quantities of inventory in multiple locations, as well as requiring certain manufacturers to maintain redundant manufacturing sites. We believe that these contingency plans would limit any disruption to our business in the event of an immediate termination of our battery supply.

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

In the United States, our needle incineration units and thermometers for human clinical use are classified as medical devices and require (i) an establishment license and (ii) depending on the class of device sought to be marketed, pre-market approval (PMA) or the less rigorous pre-market clearance.

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

Premarket Clearance. We focus our medical device distribution business on Class I and II medical devices. WoundClot and electronic clinical thermometers such as the Thermofinder are classified as Class II devices by the FDA are not subject to Premarket Approval (PMA). SANDD™ was originally classified by the FDA as a Class III medical device. In June 2018, the FDA amended the classification of needle destruction devices. Currently SANDD™ is now classified as a Class II medical device.

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

Status of Medical Device Premarket Clearance. SANDD™ received its PMA in 2002. In 2014, HuBDIC Co. Ltd. made a 510(k) submission to the FDA and received pre-market clearance for the Thermofinder FS-700 and FS-700 Pro.

Future Business Opportunities. The Company’s board of directors is currently evaluating our future strategy for marketing all of our medical devices including SANDD mini™, SANDD Pro™, WoundClot and the Thermofinder FS-700 and FS-700 Pro non-contact thermometers. Under consideration is possibly contracting with third parties for the distribution of our medical devices to hospitals, doctors, schools, first responders, home health care providers, etc. The Company is considering engaging an independent marketing representative to offer its SANDD mini™, SANDD Pro™ and the consumer version of the digital non-contact thermometer, Thermofinder FS-700, through retail chains. No decision has yet been made on the future marketing strategies.

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

Employees

Currently, we do not have any employees. Our officers, and certain workers, are providing their services to us on an independent consultant basis, but, at this time, we have not entered into any employment agreements with them and the Consulting Agreement is our only written consulting arrangement. Our directors, executive officers and certain contracted individuals play an important role in the running of the Company. Currently we have only one officer, who received zero compensation from the Company during the fiscal year ended June 30, 2019, as described in more detail below in Item 11 of this Form 10-K. We do not expect any material changes in the number of employees over the next 12-month period. We intend to engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our anticipated sales and marketing programs.

Available Information

We are required to file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K with the U.S. Securities and Exchange Commission (which we refer to as the “SEC”) and our filings are available to the public at the SEC’s website at http://www.sec.gov.

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

We have a limited history of profitable operations – we incurred net losses of $1,215,884 and $910,062 for the fiscal years ended June 30, 2019 and 2018, respectively. As a result, at June 30, 2019, including preferred stock dividends, we had an accumulated deficit of $5,674,436. We have sustained significant costs in connection with the acquisition and development of certain technologies and businesses combined with significant legal fees incurred in connection with certain litigation matters. To date, we have not generated any meaningful revenues. Our future projected profitability if any, will require successful commercialization of our medical device technology, branded pharmaceutical, security systems or future products for which we may acquire a distribution license and reduction of our operating costs. We may not, however, be able to successfully exploit any distribution rights which we currently have or acquire in the future and may never become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

We have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives. We expect to continue to incur development costs and operating costs, losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released, and sales of such products made so that we are operating in a profitable manner. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Our independent auditors included an explanatory paragraph to their audit opinion issued in connection with our 2019 financial statements that states there is substantial doubt about our ability to continue as a going concern.

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

At June 30, 2019, we had a total of 2,000,000,000 authorized shares, of which 832,791,394 shares of our common stock were outstanding as of June 30, 2019. In the future, we may not be able to obtain adequate additional equity or debt financing on acceptable terms as required. In order to raise adequate levels of capital necessary to meet the Company’s future needs, the board of directors may need to consider completing a reverse stock split, amending our articles of incorporation to increase the number of authorized shares or authorize the possible issuance of preferred stock. Certain of these considerations may require regulatory approval.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is therefore subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 (excluding the value of their primary residence) or annual incomes exceeding $200,000 individually, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located at 120 Rue Beauregard, Suite 206, Lafayette, Louisiana 70508. We lease approximate 1,250 square feet of office space. The offices are under lease through April 30, 2020 at a rate of $1,200 per month.

Our primary U.S. operations facilities for testing our security system and maintaining our medical device inventory are located in leased facilities at the Louisiana Business & Technology Center in Baton Rouge, Louisiana (“LSU Innovation Center”). This facility is located on the South Campus of Louisiana State University. At the LSU Innovation Center, we currently lease three (3) offices and warehouse facilities totaling approximately 2,000 square feet for $1,650 per month. The lease expires on December 31, 2019 and is subject to an annual renewal.

Our real estate management unit operates from our previous corporate office. This property has about 3,000 square feet of office and storage capabilities and is owned by the Company.

In the United Kingdom, we lease approximately 650 square feet of administrative offices. Our inventory of generic pharmaceuticals is maintained in a bonded, pharmaceutical approved, third party warehouse and distribution facility near London, United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common stock. Our common stock is traded on the Over-the-Counter® Pink marketplace under the symbol “SNDD.” The below table sets forth the range of high and low bid information for our common stock as reported by the Over-the-Counter Official Market site for the periods indicated, and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

OTC Bulletin Board

Quarter Ended	High	Low

June 30, 2019	$0.0024	$0.0008
March 31, 2019	$0.0037	$0.0008
December 31, 2018	$0.0017	$0.0008
September 30, 2018	$0.0050	$0.0011
June 30, 2018	$0.0077	$0.0036
March 31, 2018	$0.0088	$0.0050
December 31, 2017	$0.0200	$0.0041
September 30, 2017	$0.0210	$0.0056

Holders

As of October 8, 2019, there were 35 shareholders of record of our common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2019, we sold the following securities in transactions that were not registered under the Securities Act:

●	We issued 568,529,275 shares of common stock upon the conversion of approximately $929,844 of convertible notes that were previously sold to accredited investors; and
●	We issued 42,000,000 shares to accredited investors for consulting services totaling approximately $65,000.

Issuer Purchases of Equity Securities9

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2019 – April 30, 2019	-	-	-	-
May 1, 2019 – May 31, 2019	-	-	-	-
June 1, 2019 – June 30, 2019	113,700,000	$0.0012	-	-
Total	113,700,000	$0.0012	-	-

(1)	On June 20, 2019, the Company entered into a Stock Exchange Agreement (“Exchange Agreement”) with Beechwood. G. Darcy Klug, the Company’s Chairman of the Board, Interim Chief Executive Officer and Chief Financial Officer, is the sole member and manager of Beechwood. Under the Exchange Agreement, the Company purchased from Beechwood 113,700,000 shares of the Company’s common stock in exchange for 1,277 shares of the Company’s Series A Preferred Stock and a Stock Purchase Warrant (“Warrant”) to acquire 113,508,450 shares of the Company’s common stock at an exercise price of $0.005 per share. The Warrant expires June 20, 2029.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Currently, we are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through its medical products business unit, the Company sells WoundClot Surgical - Advanced Bleeding Control, the SANDD™ Insulin Needle Destruction Unit (formerly known as the Disintegrator™), the Carotid Artery Digital Non-Contact Thermometer and Zonis®. Through our United Kingdom based subsidiary, we manufacture, and market branded generic pharmaceuticals, certain other generic pharmaceuticals known as “specials” and certain pharmaceuticals outside of the United Kingdom’s National Health Service drug tariff referred to as NP8’s. Our real estate leasing revenues are generated from a commercial property under a long-term lease. Additionally, the Company’s real estate investment unit holds limited liability company interests in a commercial restoration project in Hawaii. RedHawk Energy holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner.

Certain Transactions

During the fiscal year ended June 30, 2018, certain stockholders of the Company made $67,000 in interest free advances to the Company.

As previously disclosed with respect to the litigation (the “Litigation”) among the Company, Beechwood, Daniel J. Schreiber (“Mr. Schreiber”) and the Daniel J. Schreiber Living Trust– Dtd 2/08/95 (“Schreiber Trust”), the parties thereto on March 22, 2019 entered into a Settlement Agreement and General Release to resolve all issues arising out of the subject matter of the Litigation. In consideration of the mutual promises, covenants and conditions contained in the Settlement Agreement, the parties to the Litigation agreed that (i) Mr. Schreiber and the Schreiber Trust transferred all Company stock they then owned (52,377,108 common shares) to the Company and (ii) the Company (a) made to Mr. Schreiber and the Schreiber Trust a cash payment of $250,000 and (b) issued two Promissory Notes, each in the principal amount of $200,000, one of which shall be due and payable on or before September 6, 2020 and the other shall be due and payable on or before September 5, 2021.

On June 20, 2019, Company entered into a Stock Exchange Agreement (“Exchange Agreement”) with Beechwood. G. Darcy Klug, the Company’s Chairman of the Board, Interim Chief Executive Officer and Chief Financial Officer, is the sole member and manager of Beechwood. Under the Exchange Agreement, the Company purchased from Beechwood 113,700,000 shares of the Company’s common stock, $0.001 par value per share (“Common Stock”), in exchange for 1,277 shares of the Company’s 5% Series A Preferred Stock (“Series A Preferred Stock”) and a Stock Purchase Warrant (“Warrant”) to acquire 113,508,450 shares of Common Stock at an exercise price of $0.005 per share. The Warrant expires June 20, 2029. Concurrent with the execution of the Exchange Agreement, holders of $574,250 aggregate principal amount of the Convertible Notes, including accrued interest, have converted their Convertible Notes into 114,849,929 shares of Common Stock.

During the fiscal year ended June 30, 2019, certain stockholders of the Company made $110,000 in interest free advances to the Company.

Subsequent to June 30, 2019, the Company announced the sale of $500,000 in aggregate principal amount of new convertible notes (the “2019 Notes”) in a private offering that is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Company intends to use the net proceeds of the offering of the 2019 Notes, after payment of related fees and expenses, to retire existing debt and to provide working capital. At closing, the Company issued to the Note purchasers a number of warrants exercisable ten years from the date of issuance for the purchase of an aggregate of 12,500,000 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $0.01 per Warrant Share.

Working Capital

	June 30,
	2019	2018
Current Assets	$431,364	$390,517
Current Liabilities	$1,474,348	$892,357
Working Capital (Deficit)	$(1,042,984)	$(501,840)

RESULTS OF OPERATIONS

Operating Revenues

For the year ended June 30, 2019, revenues from our pharmaceutical products, medical devices and commercial rentals totaled $129,006, a decrease of $146,839 compared to our revenues from pharmaceutical products, medical devices and commercial rentals totaling $275,845 for the year ended June 30, 2018. The decrease in revenues for the year ended June 30, 2019 compared to the prior fiscal year is primarily attributable to the Company’s decision to deploy available working capital into developing its more profitable line of medical devices. Revenues in the pharmaceutical and medical device business unit are expected to improve as market acceptance of our products increases and the Company has additional working capital to expand this business unit. We have restructured the sales of our pharmaceuticals to focus more on our branded generics and less on the more competitive drug market for “specials” and NP8’s. While we initially experienced a decline in our revenues, we expect net sales are expected to eventually improve as the Company’s pharmaceutical sales become more weighted to its branded generics which offer lower discounts than the discounts offered for Company’s “special” pharmaceuticals. Additionally, subsequent to the year ended June 30, 2019, we launched the sale of our needle destruction device (SANND mini™) into the Texas School Systems.

In the quarter ended June 30, 2019, we renegotiated a distributor agreement related to our SANDD devices that eliminated minimum sales requirements for this distributor. As a result of this change to the agreement, we reversed $50,000 in minimum sales guarantees previously recorded in the quarter ended March 31, 2019.

Operating Expenses and Consolidated Net Loss

For the year ended June 30, 2019, we reported consolidated net loss of $1,215,884 on revenues of $129,006 as compared to a net loss of $910,062 on revenues of $275,845 for the comparable twelve-month period ended June 30, 2018. The increase in our net loss resulted primarily from lower revenue, a $213,000 increase in professional fees a $170,000 increase in interest expense. The increase in the combined litigation and settlement loss related to the Schreiber litigation was offset by the gain recognized on the extinguishment of debt.

Operating expenses for the year ended June 30, 2019 totaled $790,949, a $77,440 increase from the $713,509 of operating expenses for the comparable twelve-month period ended June 30, 2018. The increase in operating expenses was primarily attributable to higher professional fees and higher general and administrative costs offset by lower costs of goods sold and lower sales and marketing expenses while we pivot our activities towards our medical devices.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $1,648 compared with $19,034 of cash as of June 30, 2018. During the twelve-month period ended June 30, 2019, we completed the funding of $334,622 of new variable interest rate convertible notes. With the available proceeds from the notes, we reduced our trade payables. Subsequent to June 30, 2019, the Company has completed approximately $500,000 of additional funding through a private placement of convertible notes. The proceeds were used to retire debt and provide working capital. As of October 8, 2019, we had cash and cash equivalents of approximately $300,000.

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

At June 30, 2019, we had a working capital deficit of $1,042,984 as compared to a working capital deficit of $501,840 as of June 30, 2018. The increase in the working capital deficit was primarily due to one line of credit moving to current as of June 30, 2019 from non-current as of June 30, 2018 and the use of more short-term financing during the year ended June 30, 2019. The proceeds from these short-term loans were used to pay the initial amount due under the settlement agreement with Schreiber litigation.

To provide liquidity to meet current obligations and finance our internal growth, we have entered into a $250,000 line of credit with a stockholder and officer of the Company. At June 30, 2019, the outstanding amount under this line of credit was $0, leaving $250,000 available to us under the line of credit at June 30, 2019. At October 8, 2019, the amount available under this line of credit continues to be $250,000, leaving $250,000 currently available to us under the line of credit. Additionally, we continue to consider the sale of our real estate holdings. If such sales are completed, we will use sale proceeds to retire debt and for working capital to continue to expand our other business activities. Additionally, subsequent to June 30, 2019, the Company announced the sale of $500,000 in aggregate principal amount of the 2019 Notes in a private offering that is exempt from registration under the Securities Act. The Company intends to use the net proceeds of the offering of the 2019 Notes, after payment of related fees and expenses, to retire existing debt and to provide working capital. Also refer to the Going Concern section of Note 1 to our audited consolidated financial statements.

Cash Flows

	Year Ended June 30,
	2019	2018
Cash Flows used in Operating Activities	$(943,662)	$(411,268)
Cash Flows (used in) provided by Investing Activities	$(316,577)	$(100,073)
Cash provided by Financing Activities	$610,219	$484,613
Net Decrease in Cash During Period	$(17,386)	$(34,905)

Cash Flow from Operating Activities

During the twelve month period ended June 30, 2019, $943,662 of cash was used in our operating activities as compared to $411,268 in the comparable year ended June 30, 2018. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities. We made significant cash outlays in the year ended June 30, 2019 in connection with the Schreiber litigation and settlement.

Cash Flow from Investing Activities

We received approximately $370,000 in distributions from our limited liability real estate investment in Hawaii during the year ended June 30, 2019.

Cash Flows from Financing Activities

During the year ended June 30, 2019, we had $610,219 of cash provided from financing activities, primarily from the issuance of convertible notes. During the year ended June 30, 2018, we had $484,613 of cash provided from financing activities, primarily from the issuance of convertible notes and proceeds from a bank line of credit. Subsequent to June 30, 2019, the Company announced the sale of $500,000 in aggregate principal amount of the 2019 Notes in a private offering that is exempt from registration under the Securities Act. The Company intends to use the net proceeds of the offering of the 2019 Notes, after payment of related fees and expenses, to retire existing debt and to provide working capital.

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

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. The revised guidance requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all long-term lease arrangements. The Company is required to adopt ASU 2016-02 as of July 1, 2019. The adoption will not have any effect on the Company’s consolidated financial statements as we do not have any leases with non-cancellable terms in excess of one year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RedHawk Holdings Corp.

June 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of RedHawk Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RedHawk Holdings Corp. (the Company) as of June 30, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Postlethwaite & Netterville, APAC

We have served as the Company’s auditor since 2016.

Lafayette, Louisiana

October 15, 2019

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

as of June 30,

	2019	2018

ASSETS

Current Assets:
Cash	$1,648	$19,034
Certificate of deposit	100,374	100,073
Receivables	-	17,946
Inventory, at cost	181,227	218,538
Prepaid expenses	148,115	34,926
Total Current Assets	431,364	390,517

Property and Improvements:
Land	110,000	110,000
Building and improvements	670,000	670,000
	780,000	780,000
Less, accumulated depreciation	(112,479)	(81,146)
	667,521	698,854

Other Assets:
Investment in real estate limited partnership	257,173	625,000
Other assets	104,283	85,783
Intangible assets, net of amortization of $404,946 and $334,962, respectively	848,992	415,163
	1,210,448	1,125,946
Total Assets	$2,309,333	$2,215,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$899,685	$774,568
Current maturities of long-term debt	184,585	9,450
Lines of credit	253,219	100,553
Insurance notes payable	136,859	7,786
Total Current Liabilities	1,474,348	892,357
Non-current Liabilities:
Due to related parties	180,250	118,924
Other non-current liabilities	703,750	—
Real estate note payable, net of current maturities	224,097	233,772
Convertible notes payable, net of $49,241 and $60,420 in deferred loan costs and unamortized beneficial conversion of $0 and $59,042, respectively	392,304	861,189
	1,500,401	1,213,885
Total Liabilities	2,974,749	2,106,242

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock, 5,000 authorized shares and 4,000 issued and outstanding
5% Series A, 2,750 shares designated, $1,098.71 and $1,127 stated value,
and 2,750 issued and outstanding at June 30, 2019 and	3,021,453	1,659,889
and 1,473 issued and outstanding at June 30, 2018, respectively
5% Series B, 1,250 shares designated, $1,183.23 and $1,126 stated value,
and 1,250 issued and outstanding at June 30, 2019 and June 30, 2018, respectively	1,479,039	1,407,342
Common Stock, par value of $0.001 per share, 2,000,000,000 and 1,000,000,000 authorized shares, respectively, and 1,034,340,037 and 398,410,762 issued, respectively	1,034,340	398,411
Additional paid-in capital	51,811	1,311,076
Accumulated other comprehensive loss	2,735	—
Accumulated deficit	(5,674,436)	(4,302,291)
	(85,058)	474,427
Less, Treasury stock 201,548,643 and 18,021,535 shares, respectively, at cost	(580,358)	(365,352)
Total Stockholders’ Equity (Deficit)	(665,416)	109,075
Total Liabilities and Stockholders’ Equity (Deficit)	$2,309,333	$2,215,317

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

For the Year Ended June 30,

	2019	2018

Revenues	$129,006	$275,845

Operating Expenses:
Costs of goods sold	55,553	181,763
Sales and marketing expenses	15,820	108,758
Professional fees	261,476	48,464
Operating expenses	104,720	33,718
Depreciation and amortization	101,317	138,554
General and administrative	252,063	202,252

Total Operating Expenses	790,949	713,509

Net Loss from Operations	(661,943)	(437,664)

Other Income (Expense):
Amortization of discount on convertible debentures	(21,800)	(21,800)
Settlement loss	(471,880)	(62,425)
Litigation expense	(127,860)	(250,000)
Gain on extinguishment of debt	375,287	—
Interest expense	(307,688)	(138,173)
	(553,941)	(472,398)

Net Loss	(1,215,884)	(910,062)

Other comprehensive income:
Effect of foreign currency translation	2,735	—
	2,735	—

Comprehensive Loss	(1,213,149)	(910,062)

Preferred Stock Dividends	(156,261)	(148,686)

Comprehensive Loss Available for Common Stockholders	$(1,369,410)	$(1,058,748)

Net Loss Per Share
Basic	$—	$—
Diluted	$—	$—

Weighted Average Shares Outstanding
Basic	551,650,769	357,250,050
Diluted	551,650,769	357,250,050

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

 For the Year Ended June 30,

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,215,884)	$(910,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	69,984	91,554
Amortization of discount on convertible debentures	21,800	21,800
Amortization of deferred loan costs	61,763	49,989
Depreciation	31,333	47,000
Other non-cash expenses	123,308	35,417
Non-cash interest expense	63,124	30,271
Non-cash settlement loss	221,524	62,475
Gain on extinguishment of debt	(375,287)	—
Changes in operating assets and liabilities:
Accounts receivable	17,266	175,354
Inventory	30,278	151,147
Prepaid expense and other assets	(133,782)	(75,783)
Accounts payable and accrued liabilities	140,911	(90,430)
Net Cash Used in Operating Activities	(943,662)	(411,268)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from distribution from limited liability partnership	367,827	—
Certificate of deposit purchase		(100,073)
Purchase of license	(51,250)	—
Net Cash Provided by (Used in) Investing Activities	316,577	(100,073)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties, net	61,326	54,674
Proceeds from issuance of convertible notes	384,622	473,000
Proceeds from issuance of stock	—	19,350
Costs related to debt for equity conversions	(10,300)	—
Deferred loan costs	(56,002)	(67,495)
Proceeds from long-term debt	180,000	—
Purchase of treasury stock	(78,566)	—
Proceeds from short-term debt	152,666	100,553
Net proceeds from insurance notes payable	129,073	561
Principal payments on convertible notes	(143,478)	(88,000)
Principal payments on long-term debt	(9,122)	(8,030)
Net Cash Provided by Financing Activities	610,219	484,613
Effect of exchange rate on cash	(520)	(8,177)
Decrease in cash	(17,386)	(34,905)
Cash, Beginning of Period	19,034	53,939
Cash, End of Period	$1,648	$19,034

Non-Cash Investing and Financing Activities:
Preferred stock dividends paid-in-kind	$156,261	$148,686
Conversion of debt to common stock	$806,132	$20,760
Increase in liabilities related to license agreement acquisition	$403,750	$—
Common stock issued related to license agreement acquisition	$17,500	$—
Convertible debt issued in exchange for treasury shares	$—	$29,250
Reduction in equity from share exchange to acquire 100% in EcoGen Europe Ltd.	$—	$311,590
Preferred stock exchanged for common stock	$1,277,000	$—
Supplemental Disclosures:
Interest paid in cash	$30,972	$39,715
Income tax paid	$—	$—

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	SERIES A PREFERRED STOCK		SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	NONCONTROLLING	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	INTEREST	DEFICIT	SHARES	AMOUNT	TOTAL

BALANCE, JUNE 30, 2017	1,473	$1,579,425	1,250	$1,339,120	379,070,562	$379,071	$1,254,889	—	$62,500	$(3,243,543)	18,021,535	$(76,102)	$1,295,360
Preferred stock dividends declared		80,464	—	68,222	—	—	—	—	—	(148,686)	—	—	—
Sale of registered shares		—	—	—	—	—	—	—	—	—	—	—	—
Stock grants					5,000,000	5,000	30,417	—	—	—	—	—	35,417
Non-controlling interests acquired		—	—	—	—	—	—	—	(62,500)	—	10,000,000	(260,000)	(322,500)
Conversions		—	—	—	6,890,200	6,890	3,970	—	—	—	—	—	10,860
Shares sold by Beechwood		—	—	—	7,450,000	7,450	21,800	—	—	—	7,450,000	(29,250)	—
Net loss		—	—	—	—	—	—	—	—	(910,062)	—	—	(910,062)

BALANCE, JUNE 30, 2018	1,473	$1,659,889	1,250	$1,407,342	398,410,762	$398,411	$1,311,076	$—	—	$(4,302,291)	35,471,535	$(365,352)	$109,075

Preferred stock dividends declared	—	84,564	—	71,697	—	—	—	—	—	(156,261)	—	—	—
Conversions	—	—	—	—	568,529,275	568,529	(174,614)	—	—	—	—	—	393,915
Stock grants	—	—	—	—	67,400,000	67,400	55,909	—	—	—	—	—	123,309
Shares acquired	1,277	1,277,000	—	—	—	—	(1,140,560)	—	—	—	166,077,108	(215,006)	(78,566)
Net loss	—	—	—	—	—	—	—	2,735	—	(1,215,884)	—	—	(1,213,149)

BALANCE, JUNE 30, 2019	2,750	$3,021,453	1,250	$1,479,039	1,034,340,037	$1,034,340	$51,811	$2,735	$—	$(5,674,436)	201,548,643	$(580,358)	$(665,416)

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Notes to the Consolidated Financial Statements

June 30, 2019

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

RedHawk Holdings Corp. was incorporated in the State of Nevada on November 30, 2005 under the name “Oliver Creek Resources Inc.” Effective August 12, 2008, we changed our name from “Oliver Creek Resources Inc.” to “Independence Energy Corp.” Effective October 13, 2015, by vote of a majority of the Company’s stockholders, the Company’s name was changed from “Independence Energy Corp.” to “RedHawk Holdings Corp.”

Currently, we are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through its medical products business unit, the Company sells WoundClot Surgical - Advanced Bleeding Control, the SANDD™ Insulin Needle Destruction Unit (formerly known as the Disintegrator™), the Carotid Artery Digital Non-Contact Thermometer and Zonis®. Through our United Kingdom based subsidiary, we manufacture and market branded generic pharmaceuticals, certain other generic pharmaceuticals known as “specials” and certain pharmaceuticals outside of the United Kingdom’s National Health Service drug tariff referred to as NP8’s. Centri Security Systems LLC, a wholly-owned subsidiary of the Company, holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner. Our real estate leasing revenues are generated from a commercial property under a long-term lease. Additionally, the Company’s real estate investment unit holds limited liability company interests in a commercial restoration project in Hawaii.

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

For the year ended June 30, 2019, the Company had revenues of $129,006, a consolidated net loss of $1,215,884 and cash used in operating activities of $943,662. For the year ended June 30, 2018, the Company had $275,845 in revenue, a consolidated net loss of $910,062 and cash of $411,268 used in operating activities. As of June 30, 2019, the Company had cash of $1,648 and a certificate of deposit of $100,374, a working capital deficit of $1,042,984 and an accumulated deficit of $5,674,436. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company as of June 30, 2019 and 2018 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (which we refer to as “GAAP”) pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The financial statements and related notes are prepared in conformity with GAAP which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation and impairment of investments, intangible assets, and long-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (which we refer to as the “FASB”) issued ASU 2014-19, Revenue from Contracts with Customers (ASU 2014-19). ASU 2014-19 established a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. Effective July 1, 2018, we adopted ASU 2014-19 using the modified retrospective method. The adoption of ASU 2014-19 did not have an impact on our consolidated financial statements but required enhanced footnote disclosures. See Note 3, Revenue Recognition, for additional information.

We derive revenue from several types of activities – medical device sales, branded generic pharmaceutical sales, commercial real estate leasing and financial services. Our medical device sales include the marketing and distribution of certain professional and consumer grade digital non-contact thermometers, needle destruction unit and advanced bleeding control, non-compression hemostasis. Through our United Kingdom based subsidiary, we manufacture, and market, branded generic pharmaceuticals, and certain other generic pharmaceuticals known as “specials”. Our real estate leasing revenues are from certain commercial properties under lease. The financial service revenue is from brokerage services. The Company offers customer discounts in certain cases. Such discounts are estimated at time of product sale and revenues are reduced for such discounts at the time of the sale.

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 or 2018.

Accounts Receivable

Accounts receivables are amounts due from customers of our pharmaceutical, medical device and financial services divisions. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of June 30, 2019 and June 30, 2018.

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

During the year ended June 30, 2017, we decided to sell our Louisiana real estate holdings, which includes our former corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property on Jefferson Street in Lafayette, Louisiana that we are leasing to a third party. As a result of that decision, the net book value of those properties along with related mortgage notes were reflected as assets and liabilities held for sale in the June 30, 2017 balance sheet. At that time, we also ceased depreciating such assets. All such amounts are included in the land and hospitality segment. A sale of these properties did not occur in the fiscal year ended June 30, 2018 and, as such, the Company returned these properties to assets held for use and depreciation expenses had been recorded in 2018 for the period the properties were included in assets held for sale. Based on the present real estate market and discussions with brokers, no impairment of the recorded amounts has occurred as of June 30, 2019.

Effective July 1, 2017, the Chemin Metairie Road property was leased under a one-year term at a rent of $1,500 per month. The lessee had an option to purchase the property during the lease for the lesser of $300,000 or the average of two independent appraisals. On June 30, 2018, the tenant did not exercise his option to purchase the property. The Company has returned the property to service and currently uses this property as offices for our real estate management unit.

Effective August 1, 2017, the tenant that leases the Jefferson Street property renewed that lease through December 31, 2022 at a rent of $3,250 per month.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 113,508,450 outstanding warrants as of June 30, 2019 with an exercise price of $0.005 per share. Such warrants are anti-dilutive to EPS and are excluded from the calculation of EPS.

At June 30, 2019, including accrued but unpaid interest, there were $135,044 in Fixed Rate Convertible notes outstanding of which $76,213 were converted subsequent to June 30, 2019. The remaining Fixed Rate Convertible notes are convertible into 3,922,066 shares upon conversion of the Fixed Rate Convertible notes. There are $256,500 in convertible notes that are convertible at a variable conversion rate and not included in the issuable share amount in the preceding sentence. Also, at June 30, 2019, including accrued but unpaid dividends, there were potentially 201,430,200 shares issuable upon the conversion of the Series A Preferred Stock and, including accrued but unpaid dividends, there were potentially 147,903,900 shares issuable upon the conversion of the Series B Preferred stock. The shares to be issued upon conversion of the warrants and the shares issuable from the conversion of the notes and the Series A and Series B Preferred stock have been excluded from earnings per share calculations because these shares are anti-dilutive.

Subsequent to June 30, 2019, we issued new Fixed Rate Convertible notes in the amount of $500,000. With the proceeds we paid off convertible notes outstanding as of June 30, 2019 in the amount of approximately $217,000, plus accrued interest, and had $41,250 of convertible notes outstanding as of June 30, 2019 that converted into 41,250,000 shares of Common Stock subsequent to June 30, 2019.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. All of our accumulated other comprehensive income as of June 30, 2019 and 2018 relate to foreign currency translation.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. The revised guidance requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all long-term lease arrangements. The Company is required to adopt ASU 2016-02 as of July 1, 2019. The adoption will not have any effect on the Company’s consolidated financial statements as we do not have any leases with non-cancellable terms in excess of one year.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

Sales of pharmaceuticals and medical devices are recognized generally at the point in time when delivery occurs and title transfers to the buyer. Sales of pharmaceuticals and medical devices are usually collected within 90 days of the date of sale.

As of June 30, 2019, we have distributorship and sales representative agreements in place with third parties who do not take ownership of products. Any costs incurred related to these agreements are considered to be sales and marketing expenses.

We also earn rental income which is recognized over time as the tenant occupies the space and pays the rental amount. Rentals are paid at the beginning of the month covered by the lease.

Disaggregation of Revenue

For the years ended June 30, 2019 and 2018, a summary of our revenue on a disaggregated basis is as follows:

	2019	2018
Sales of pharmaceuticals	$71,792	$208,285
Sales of medical devices	$12,705	$400
Rental revenue	$44,509	$67,160
	$129,006	$275,845

Transaction Prices

In some cases, we may offer discounts to customers. In such cases, we reduce the recorded revenue for such discounts. In the years ended June 30, 2019 and 2018, our revenues were reduced by $39,995 and $108,434, respectively, for such discounts.

4.	OTHER ASSETS

On December 31, 2015, RedHawk Land & Hospitality, LLC, a wholly-owned subsidiary of the Company, acquired from Beechwood Properties, LLC (“Beechwood”) 280,000 Class A Units (approximately a 2.0% membership interest) of fully paid, non-assessable units of limited liability company interest in Tower Hotel Fund 2013, LLC, a real estate development limited liability company formed in the state of Hawaii for acquisition, restoration and development of the Naniloa Hilo Resort in Hilo, Hawaii. The $625,000 purchase price was paid by the issuance of 625 shares of the Company’s Series A Preferred Stock. The purchase price was determined by an independent third-party valuation. Beechwood Properties, LLC is a real estate limited liability company owned and controlled by G. Darcy Klug, a stockholder and Chief Financial Officer and Chairman of the board of directors of the Company. This investment in real estate limited partnership is recorded at cost and the Company is not aware of any indicator of impairment as of June 30, 2019. It is not practicable for the Company to estimate fair value of this investment.

We are also pursuing the sale of our remaining investment in the real estate limited partnership investment. During the year ended June 30, 2019, based on stability of operations of the underlying real estate property and recent valuations, the partnership refinanced the property. We received a distribution of approximately $370,000 from the real estate limited partnership following this refinancing. This distribution was recorded as a reduction of our investment in the limited partnership, which is recorded at cost. We are currently in negotiations to sell our interest in the partnership but we are uncertain if such a transaction will close prior to June 30, 2020. Thus, our investment is shown as a non-current asset as of June 30, 2019 in the accompanying consolidated balance sheet.

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

During the fiscal year ended June 30, 2017, we began to consolidate the accounts of EcoGen in our financial statements under the variable interest entity model. In the quarter ended September 30, 2017, we became the majority owner of EcoGen and as of December 31, 2017, we now own 100% of the common stock of EcoGen. As of June 30, 2019, we have approximately $385,207 ($317,567 net of accumulated amortization) in intangible assets related to licenses held by EcoGen. Such intangible assets are being amortized over an estimated useful life of 20 years.

In September 2018, the Company acquired the exclusive license rights to certain medical device technology for $450,000, plus a broker’s fee of $17,500. Under the terms of the license agreement, the Company has paid $25,000 plus the first of a total twenty quarterly payments of $21,250. Any remaining payments become immediately payable upon the receipt of final approval by the FDA of devices related to the technology. Additionally, the Company will pay a consulting fee of $1,000 per month for sixty months. The broker’s fee was paid through the issuance of 14 million shares of the Company’s common stock. The quarterly payments have been suspended at the present time as the Company and the seller negotiate certain disputes related to representations made by the seller at the time the Company acquired the rights. The ultimate date and resolution of this negotiation cannot be estimated at this time. As a result, the Company has included all of the future payments under the original agreement as noncurrent in the accompanying June 30, 2019 consolidated balance sheet.

5.	INSURANCE NOTE PAYABLE

We finance a portion of our insurance premiums. At June 30, 2019, there was a $136,859 outstanding balance due on our premium finance agreements. The agreements have effective interest rates of 6.6% to 13.5%. The policies related to these premiums expire between April and June 2020.

6.	RELATED PARTY TRANSACTIONS

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matures on March 31, 2020. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. During the year ended June 30, 2017, $250,000 of the amounts loaned under this line of credit were converted to preferred stock. At June 30, 2019, the principal balance totaled $0. The amount is included in noncurrent liabilities based on the expectation that either the Line of Credit maturity date will be extended, the outstanding amount will be refinanced through other long-term debt, or the amount outstanding will be converted to preferred stock as allowed for in the agreement.

This same stockholder and officer also holds $8,250 of 5% convertible notes, which mature in December 2020 and are convertible into common stock at a rate of $0.015 per share or 550,000 shares.

In the year ended June 30, 2019, certain members of the board of directors and stockholders of the Company made $172,000 in interest free advances to the Company. Subsequent to June 30, 2019, $10,000 of these advances were repaid. The remaining advances are convertible into shares of the Company’s common stock at rates ranging from $0.0024 to $0.0050 or 49,250,000 shares.

All of the above liabilities are included in Due to Related Parties in the accompanying consolidated balance sheet as of June 30, 2019.

During the year ended June 30, 2017, EcoGen had sales to customers which are controlled by individuals which are shareholders of EcoGen and were the noncontrolling interests in our consolidated financial statements. These sales totaled $1,241,000 on a gross basis and had discounts of $968,000. A portion of these discounts were at levels that exceeded discounts offered to unaffiliated customers. During the quarter ended March 31, 2017, management of RedHawk and these noncontrolling shareholders of EcoGen reached an agreement whereby $370,000 of such discounts were to be considered an account receivable due to EcoGen by this affiliated customer. Subsequent to June 30, 2017, the Company assumed the obligations of these noncontrolling shareholders in connection with the share exchanges discussed in Note 3. A settlement loss of $62,425 was incurred as a result of this agreement.

Beginning in the quarter ended March 31, 2017, certain members of management agreed to forgo management fees in consideration of the operating cash flow needs of the Company. There is not a set timeline to reinstitute such management fees. As of June 30, 2019 and 2018, $50,000 in such fees remain unpaid and are recorded in accounts payable and accrued liabilities in the accompanying balance sheet.

7.	LONG-TERM DEBT, DEBENTURES AND LINES OF CREDIT

On November 12, 2015, we acquired certain commercial real estate from a related party that is an entity controlled by a stockholder and officer of the Company for $480,000 consisting of $75,000 of land costs and $405,000 of buildings and improvements (see Note 3). The purchase price was paid through the assumption by the Company of $265,000 of long-term bank indebtedness (which we refer to as “Note”) plus the issuance of 215 shares of the Company’s newly designated Series A Preferred Stock. The purchase price also included the cost of specific security improvements requested by the lessee.

The Note is dated November 13, 2015 and has a principal amount of $265,000. Monthly payments under the Note are $1,962 including interest accruing at a rate of 5.95% per annum. The Note matures in June 2021 and is secured by the commercial real estate, guarantees by the Company and its real estate subsidiary and the personal guarantee of a stockholder who is also an officer of the Company.

In March 2016, we authorized the issuance of up to $1 million in principal amount of convertible promissory notes (which we refer to as the “Fixed Rate Convertible Notes”). The Fixed Rate Convertible Notes are secured by certain Company real estate holdings.

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

During the year ended June 30, 2019, concurrent with the execution of the Exchange Agreement more fully described in Note 9, holders of $515,247 aggregate principal amount of the Company’s 5% convertible promissory notes (“Notes”), including accrued interest, converted their Notes into 103,132,226 shares of Common Stock. At June 30, 2019, there were approximately $135,000 of Fixed Rate Convertible Notes outstanding, of which $76,068 of Notes was converted into 15,213,646 shares of Common Stock subsequent to June 30, 2019. The remaining $50,000 of Fixed Rate Convertible Notes (plus accrued interest) are convertible into our common stock at a conversion rate of $0.015 per share or 3,922,066 shares. During the years ended June 30, 2019 and 2018, we paid-in-kind $29,294 and $29,943, respectively, of interest on these convertible notes.

During the year ended June 30, 2019, we also issued $334,622 of convertible notes to third parties with variable conversion rates (“Variable Rate Convertible Notes”). The Variable Rate Convertible Notes mature at various dates between September and November 2019. We received, net of financing costs incurred, $289,622 in cash from the issuance of these notes. These Variable Rate Convertible Notes have interest accruing at rates ranging between 10% - 12%, and redemption. These notes issued to third parties have a variable conversion rate based on the price of the Company’s common stock. At June 30. 2019, $256,500 of the convertible notes are currently convertible into our Common Stock beginning in the quarter ending September 30, 2019. During the year ended June 30, 2019, holders of Variable Rate Convertible Notes converted $290,885 of notes, including accrued interest, into 465,397,050 shares of Common Stock. Subsequent to June 30, 2019, we also paid in full three convertible notes in the amount of $154,250 and notes totaling $41,250 were converted into equity.

The Variable Rate Convertible Notes have maturity dates prior to June 30, 2020 and could be classified as a current liability. However, it is the Company’s expectation that we will either re-finance these convertible notes to longer terms or permit a limited amount of conversions. Therefore, we have classified these notes as noncurrent. If we do not re-finance these convertible notes to longer terms, however, the holders of the convertible notes have the option to convert these notes into equity or hold the convertible notes to maturity.

Also, during the year ended June 30, 201, we issued $29,250 of convertible notes to our majority stockholder in exchange for 7,450,000 shares of our common stock. The note matures in December 2020 and is convertible into 1,950,000 shares, or $0.015 per share. (See Note 5.)

In February 2018, we obtained a $100,000 line of credit from a bank. The line of credit matures in February 2021 and is collateralized by a $100,000 certificate of deposit at the bank. As of June 30, 2019, approximately $100,000 was drawn under the line of credit. The interest rate on the line of credit is 7.0% per annum.

On March 12, 2019, we obtained a $180,000 real estate loan from a financial institution. The note matures on April 1, 2020 and is secured by certain real estate property and the personal guarantee of an officer and director of the Company. Interest only is payable monthly and accrues at an interest rate of 12%.

In the quarter ended June 30, 2019, we entered into a series of credit financing arrangements from financing institutions by pledging future accounts receivable. The proceeds from these credit agreements were used to pay the initial amount due under the Schreiber settlement agreement. As of June 30, 2019, we had drawn approximately $150,000 under these agreements. Subsequent to June 30, 2019, we have paid off approximately $50,000 of these loans.

8.	COMMITMENTS AND CONTINGENCIES

On January 31, 2017, the Company and Beechwood filed suit against Daniel J. Schreiber (“Mr. Schreiber”) and the Daniel J. Schreiber Living Trust – Dtd 2/08/95 (“Schreiber Trust”) in the United States District Court for the Eastern District of Louisiana under Civil Action No. 2:2017cv819-B(3) (the “Louisiana Lawsuit”).

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

In consideration of the mutual promises, covenants and conditions contained in the Settlement Agreement, the parties to the Litigation agreed that (i) Mr. Schreiber and the Schreiber Trust shall transfer all Company stock they presently own (52,377,108 common shares) to the Company and (ii) the Company shall (a) make to Mr. Schreiber and the Schreiber Trust a cash payment of Two Hundred Fifty Thousand and 00/100 Dollars (US$250,000.00) and (b) issue two Promissory Notes, each in the principal amount of Two Hundred Thousand and 00/100 Dollars (US$200,000.00), one of which shall be due and payable on or before September 6, 2020 and the other shall be due and payable on or before September 5, 2021. As a result of this Settlement Agreement, we have recorded a loss of $471,880 in the year ended June 30, 2019.

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

9.	STOCKHOLDERS’ EQUITY

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

During the year ended June 30, 2019 and 2018, we paid-in-kind $156,261 and $148,686, respectively, of related preferred stock dividends.

Exchange Agreement

On June 20, 2019, RedHawk Holdings Corp. entered into a Stock Exchange Agreement (“Exchange Agreement”) with Beechwood. G. Darcy Klug, the Company’s Chairman of the Board, Interim Chief Executive Officer and Chief Financial Officer, is the sole member and manager of Beechwood. Under the Exchange Agreement, the Company purchased from Beechwood 113,700,000 shares of the Company’s common stock, $0.001 par value per share (“Common Stock”), in exchange for 1,277 shares of the Company’s 5% Series A Preferred Stock and a Stock Purchase Warrant (“Warrant”) to acquire 113,508,450 shares of Common Stock at an exercise price of $0.005 per share (collectively, the “Transactions”). The Warrant expires June 20, 2029.

Concurrent with the execution of the Exchange Agreement, holders of $574,250 aggregate principal amount of the Company’s 5% convertible promissory notes (“Notes”), including accrued interest, converted their Notes into 114,849,929 shares of Common Stock. The extinguishment of the notes and the related accrued interest for the shares of common stock resulted in a gain on extinguishment of $375,000 based on the closing price of the common stock as of the exchange date.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, payable quarterly in cash, or at the Company’s option, such dividends shall be accreted to, and increase, the stated value of the issued Series A Preferred Stock (“PIK dividends”). Holders of the Series A Preferred Stock are entitled to votes on all matters submitted to stockholders at a rate of ten votes for each share of common stock into which the Series A Preferred Stock may be converted. After six months from issuance, each share of Series A Preferred Stock is convertible, at the option of the holder, into the number of shares of Common Stock equal to the quotient of the stated value, as adjusted for PIK dividends, by $0.015, as adjusted for stock splits and dividends.

Warrants

               In conjunction with the Exchange Agreement, Beechwood was issued 113,508,450 warrants to purchase the Company’s common stock at a price of $0.005 per share. The warrants expire in June 2029 and are assignable.

10.	INCOME TAXES

As of June 30, 2019, the Company had approximately $5 million of U.S. net operating losses (NOLs) carried forward to offset taxable income in future years. Approximately $4 million of this NOL will expire commencing in fiscal 2026 and run through 2038. The NOLs of approximately $1 million from the year ended June 30, 2019 has an indefinite carryforward period. As a result of the numerous common stock transactions that have occurred, the amount of these NOLs which is actually available to offset future income may be severely limited due to change-in-control tax provisions. The Company has not estimated the effect of such change-in-control limitation. The related deferred income tax asset of these NOLs, without consideration of any change-of-control limitation, was estimated to be approximately $750,000 as of June 30, 2019. As a result of the enactment of the Tax Cuts and Jobs Act (The Act) in December 31, 2017, the estimated deferred income tax asset related to U.S. NOL carry forwards is based on the reduced 21% corporate income tax rate. Due to our history of operating losses and the uncertainty surrounding the realization of the deferred tax assets in future years, our management has determined that it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets.

Thus, there is no net tax asset recorded as of June 30, 2019 or June 30, 2018 as a 100% valuation allowance has been established for any tax benefit. EcoGen also has a net operating loss as of June 30, 2019 and June 30, 2018 for which no deferred tax asset has been provided. Similarly, there is no income tax benefit recorded on the net loss of the Company for the years ended June 30, 2019 and 2018.

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

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical, and Other Services. Our Land & Hospital and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss. The following table reflects our segments as of June 30, 2019 and 2018 and for the twelve-month periods then ended.

		MEDICAL
Year ended	LAND &	DEVICE &	OTHER
June 30, 2019	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$49,509	$84,497	$—	$—	$129,006
Operating loss	$(16,920)	$(75,375)	$(201)	$(569,447)	$(661,943)
Interest expense	$24,036	$527	$—	$283,125	$307,688
Depreciation and amortization	$31,333	$69,984	$—	$—	$101,317
Identifiable assets	$932,520	$163,857	$18,500	$1,194,456	$2,309,333

Year ended June 30, 2018	LAND & HOSPITALITY	MEDICAL DEVICE & PHARMA	OTHER SERVICES	CORPORATE	TOTAL

Operating revenues	$67,160	$208,685	$—	$—	275,845
Operating loss	(22,443)	$(217,174)	$(1,791)	$(196,256)	$(437,664)
Interest expense	$15,760	$(5)	$—	$122,418	$138,173
Depreciation and amortization	$47,000	$91,554	$—	$—	$138,554
Identifiable assets	$1,347,446	$702,516	$26	$165,329	$2,215,317

12.	SUBSEQUENT EVENTS

The Company evaluates subsequent events through the time of our filing on the date we issue our financial statements, which was on October 15, 2019. The following are significant matters which occurred subsequent to June 30, 2019 and are not described fully in the notes to the financial statements:

●

On September 16, 2019, the Company announced the sale of $500,000 in aggregate principal amount of new convertible notes (the “2019 Notes” in a private offering that is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Company used the net proceeds of the offering of the 2019 Notes, after payment of related fees and expenses, to retire existing debt and to provide working capital. The 2019 Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of the Company’s common stock, par value $0.001 per share, at a price of $0.015 per share. Interest accrues at a rate of 7% per annum and is payable semi-annually. The 2019 Notes are secured by certain real property assets of the Company. At closing, the Company issued to the 2019 Note purchasers a number of warrants exercisable ten years from the date of issuance for the purchase of an aggregate of 12,500,000 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $0.01 per Warrant Share.

●	On September 30, 2019, a former officer and director of the Company agreed to convert approximately 250 shares of Series B Preferred Stock into 29,969,648 shares of the Company’s common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2019 which is the end of the period covered by this Form 10-K. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our interim chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including the interim chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (which we refer to as “COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2019, our management determined that there were control deficiencies that constituted material weaknesses, as described below.

●	We did not have an Audit Committee – While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. During the fiscal year ended June 30, 2019, the board of directors acted in the capacity of the audit committee. Subsequent to June 30, 2019, we formed an audit committee chaired by newly appointed director, Micah Vidrine.

●	We have limited personnel and do not have adequate segregation of duties, including over cash controls – As of June 30, 2019, the Company had not maintained sufficient internal control over financial reporting as it has limited personnel and does not have an adequate segregation of duties. This includes internal controls over certain cash processes, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. The lack of such controls over cash were mitigated by the fact that the Company had limited transactions in its bank accounts and significant cash transactions are reviewed by the board of directors. This also means there is limited review of accounting and financial reporting conclusions made by the Company’s chief financial officer.

Accordingly, our management concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, our management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2019, that occurred during our fourth fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Subsequent to June 30, 2019, our board of directors, in connection with the aforementioned deficiencies, established the following remediation measures:

●	We nominated an audit committee which includes an independent director who is a financial expert.

●	We engaged additional personnel to assist with the preparation and review of the Company’s monthly financial reporting, and to appropriately segregate duties, including those related to cash transactions.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position Held with the Company

G. Darcy Klug	67	Interim Chief Executive Officer, Chief Financial Officer and Chairman of the board of directors
Steven C. Bader	55	Director
Phillip Harris IV	75	Director
Philip C. Spizale	48	Director
Micah R. Vidrine	58	Director
Joseph R. Mohr	68	Director
Gerald C. Guzzino	57	Director

G. Darcy Klug. Mr. Klug has been our Interim Chief Executive Officer since November 12, 2018, Chief Financial Officer since February 27, 2015 and was named Chairman of our board of directors on April 20, 2016. Mr. Klug is the founder and sole owner of Beechwood. This company focuses on acquiring, renovating and leasing select commercial and residential real estate. Mr. Klug is also the owner of several other investment companies, including Beechwood Capital Corporation and RedHawk Capital, LLC. From May 2008 until he joined RedHawk, Mr. Klug was engaged in various private investments including real estate and oilfield service companies. Between May 2001 and May 2008, Mr. Klug was Executive Vice President (formerly Chief Financial Officer) of OMNI Energy Services Corp., a Nasdaq listed company. From 1987 through May 2001, he was engaged in several private investments in the oilfield service, medical litigation support and manufacturing industries. Between 1983 and 1987, Mr. Klug held various positions with a private oil and gas fabrication company, including the position of Chief Operating Officer and Chief Financial Officer. Prior to 1983, he held various positions with Galveston-Houston Company, a New York Stock Exchange listed manufacturer of oil and gas equipment and held the position of Chief Financial Officer of First Matagorda Corporation, a Nasdaq listed oil and gas exploration company and affiliate of Galveston-Houston Company. Between 1973 and 1979, he was a member of the audit staff of Coopers & Lybrand (now PricewaterhouseCoopers). Mr. Klug is a 1973 accounting graduate of Louisiana State University and, in 1974, was admitted as a member of the Louisiana State Board of Certified Public Accountants, the Texas State Board of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Klug is qualified to serve as a director because of his extensive financial experience with both public and private companies.

Steven C. Bader. Mr. Bader has been a director of the Company since November 16, 2017. Mr. Bader currently serves as President and owner of I-44 Express, a Missouri-based provider of log-haul interstate trucking. Mr. Bader has over 13 years of experience in the interstate trucking industry. Mr. Bader is also the owner of Spencer Office Cleaning and Sundance Janitorial Supply Co. and has more than 25 years of experience in the janitorial supply and service industry. Mr. Bader attended the University of Missouri, St Louis. Mr. Bader is qualified to serve as a director because of his extensive entrepreneurial background and managerial experience in the interstate trucking and janitorial supply and service industries.

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

Philip C. Spizale. On June 13, 2019, the board of directors approved the appointment of Mr. Spizale to the Board effective July 1, 2019. Mr. Spizale serves as Chairman of the Company’s Compensation Committee. Mr. Spizale joined RedHawk as a healthcare advisor to the Board in November 2017. Mr. Spizale has more than 25 years of sales and management experience in the healthcare industry and will assist the Company in developing its marketing strategies for sales and distribution of its medical devices. In 2016, Mr. Spizale joined REVA, Inc., the largest fixed wing air medical transport service provider in the Americas, as its Chief Sales Officer. Between 2003 and 2016, Mr. Spizale held various senior sales and managerial positions with Concentra Inc., a national health care provider of a wide range of medical services to employers and patients, including urgent care, occupational medicine, physical therapy, primary care, and wellness programs. Mr. Spizale holds a Masters of Business Administration degree from Webster University in St. Louis and a Bachelors of Arts degree in Communications from Loyola University in New Orleans. Mr. Spizale is qualified to serve as a director because of his extensive sales and management experience in the healthcare industry.

Micah R. Vidrine. On June 25, 2019, the board of directors approved the appointment of Mr. Vidrine, CPA, to the Board effective July 1, 2019. Mr. Vidrine serves as Chairman of the Company’s Audit Committee. Since 2001, Mr. Vidrine has been a Partner with the public accounting firm of Wright, Moore, DeHart, Dupuis & Hutchinson (“WMDDH”). Mr. Vidrine is a member of the WMDDH’s Executive Committee and served as its Managing Partner in 2016. Between 1995 and 2000, Mr. Vidrine held various senior financial positions with a private construction equipment company until he returned to public accounting in 2000. Mr. Vidrine holds a Bachelor of Science degree in Management from the University of Louisiana – Lafayette and completed post-baccalaureate accounting studies at Louisiana State University and Southern Methodist University. Immediately after graduation, Mr. Vidrine commenced his career in public accounting and was admitted to the Louisiana State Board of Public Accountants and the American Institute of Certified Public Accountants in 1986. He is the Past President of the Lafayette, Louisiana chapter of the YMCA serves on the board of directors of Champions International, a non-profit organization serving young men through athletic camps and competition, and Trinity Outdoors Disabled Adventures, a non-profit organization that enables disabled individuals to experience the outdoors. Mr. Vidrine is qualified to serve as a director because of his substantial financial and accounting experience.

Joseph R. Mohr. On September 9, 2019, the board of directors approved the appointment of Joseph R. Mohr to the Board effective October 15, 2019. Mr. Mohr has over forty years of C-suite executive experience including 30 years of executive supply chain management and more than ten years of senior financial management. Mr. Mohr previously held executive positions with various industry leaders including Vice President of Global Procurement for Siemens Healthcare Diagnostics and Senior Vice President and Chief Purchasing Officer for Philips Electronics – Lighting Division. Mr. Mohr is an honors graduate of North Central College with a Bachelor of Arts degree with a concentration in Accounting and Business Administration and an honors graduate of Keller Graduate School of Management with a Masters of Business Administration - Finance degree. Mr. Mohr is qualified to serve as a director because of his extensive supply chain and procurement experience gained while serving over forty years in executive positions with various industry leaders.

Gerald C. Guzzino. On September 13, 2019, the board of directors approved the appointment of Gerald C. Guzzino to the Board effective October 15, 2019. Mr. Guzzino has more than 20 years of experience in medical device sales and marketing and is an accomplished, growth-oriented executive. From 2009 to 2018, Mr. Guzzino was the President and owner of the Louisiana-based arm of Quest Medical, LLC (“Quest”), a distributor of medical devices for Arthrex. Mr. Guzzino’s company focused on selling products across the orthopedic field in order to improve patient results from surgical procedures. He was responsible for his agency’s complete profit and loss responsibility, strategic planning, fiscal management, customer relations, independent sales representative supervision and employee continuing education. At Quest, he successfully managed over 50 sales representatives in Louisiana and Mississippi. Mr. Guzzino is a 1992 graduate of Southeastern Louisiana University with a Bachelor of Science degree. Mr. Guzzino is qualified to serve as a director because of his vast experience with medical device sales and marketing.

Audit Committee and Audit Committee Financial Expert

At June 30, 2019, our board of directors did not have an audit committee. Because we are not listed on a national securities exchange and there are no listing standards applicable to us, the board of directors makes determinations as to director independence based on the definition under the NASDAQ rules. Accordingly, we have determined that Messrs. Spizale, Bader, Vidrine, Harris, Mohr and Guzzino are “independent directors” as the term is defined in the NASDAQ Listing Rule 5605(a)(2). Subsequent to June 30, 2019, the board of directors established an audit committee and appointed Mr. Vidrine as the Chairman of the newly established audit committee.

We believe that Mr. Vidrine qualifies as an audit committee financial expert. In addition to Mr. Vidrine, Messrs. Mohr and Guzzino also serve on the audit committee. We believe that all of the members of our audit committee are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Committees and Procedures

At June 30, 2019, we had no standing nominating, compensation or audit committees or committees performing similar functions nor did we have a written nominating, compensation or audit committee charter. Our directors did not believe that it was necessary to have such committees at that time given the Company’s development and because they believed that the functions of such committees could be adequately performed by the members of our board of directors. Subsequent to June 30, 2019, the board of directors established audit and compensation committees. Messrs. Vidrine and Spizale have been appointed to serve as Chairman of the audit and compensation committees, respectively.

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

Delinquent Section 16(a) Reports

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

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended June 30, 2019, Forms 5 and any amendments thereto furnished to us with respect to the fiscal year ended June 30, 2019, and the representations made by the reporting persons to us, we believe that during the fiscal year ended June 30, 2019, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except the following reports were not filed on a timely basis:

•	Mr. Klug failed to file a Form 4 reporting multiple transactions. Subsequent to June 30, 2019, on August 13, 2019, Mr. Klug filed a Form 4 reporting such transactions; and

•	Each of Messrs. Rhyne, F. Spizale, Harris, Vidrine, Toce, P. Spizale and Bader failed to file a Form 3 in the fiscal year ended June 30, 2019. Subsequent to June 30, 2019, on August 13 and August 14, 2019, as the case may be, a Form 3 was filed by each of these individuals.

ITEM 11. EXECUTIVE COMPENSATION

The following describes the compensation program for our named executive officers for the fiscal year ended June 30, 2019, which named executive officers were as follows:

•	G. Darcy Klug: Mr. Klug currently serves as our Interim Chief Executive Officer, Chief Financial Officer and Chairman of our board of directors. Mr. Klug has served as our Interim Chief Executive Officer since November 12, 2018, as our Chief Financial Officer since February 27, 2015, and as Chairman of our board of directors since April 20, 2016.

•	Thomas J. Concannon: Mr. Concannon previously served as our Chief Executive Officer and as a member of our board of directors during the fiscal year ended June 30, 2019. On November 12, 2018, Mr. Concannon resigned his position as our Chief Executive Officer and as a member of the board of directors. Upon receipt of Mr. Concannon’s resignation, the board of directors appointed G. Darcy Klug to replace Mr. Concannon as the Company’s Interim Chief Executive Officer, effective November 12, 2018.

Summary Compensation Table

						Non-
						Equity	Nonqualified
Name and Principal	Fiscal			Stock	Option	Incentive Plan	Deferred Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
		($)	($)	($)	($)	($)	($)	($)	($)
G. Darcy Klug	2019	—	—	—	—	—	—	—	—
Chairman, Interim CEO, CFO and Director	2018	—	—	—	—	—	—	—	—

Thomas J. Concannon	2019	—	—	—	—	—	—	—	—
Former CEO and Director	2018	—	—	—	—	—	—	—	—

(1)	Mr. Concannon resigned his position as Chief Executive Officer and a director on November 12, 2018.

Narrative Disclosure to Summary Compensation Table

Beginning in the quarter ended March 31, 2017, certain members of management (including Messrs. Klug and Concannon) agreed to forgo all management fees and compensation in consideration of the operating cash flow needs of the Company. There is no set timeline to reinstitute such management fees. Accordingly, as shown in the Summary Compensation Table, no compensation was earned by our named executive officers for the fiscal year ended June 30, 2019 or the fiscal year ended June 30, 2018.

Potential Payments upon Termination or Change-in-Control

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any current named executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Outstanding Equity Awards at Fiscal Year-End

No equity awards were outstanding as of the fiscal year ended June 30, 2019.

Compensation of Directors

No compensation was earned by, and no awards were issued to, our directors for the fiscal year ended June 30, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Information

The following table sets forth certain information concerning the number of shares of our capital stock beneficially owned (as determined under Rule 13d-3 pursuant to the Exchange Act) as of October 8, 2019 by: (i) our directors; (ii) our named executive officers; (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of our capital stock; and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. Beneficial ownership consists of a direct interest in the shares of our capital stock, except as otherwise indicated.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)	Class A Preferred Stock Beneficially Owned	Percentage of Class A Preferred Stock Beneficially Owned(1)	Class B Preferred Stock Beneficially Owned	Percentage of Class B Preferred Stock Beneficially Owned(1)
G. Darcy Klug(2) (3)	437,039,059	34.5%	2,750	100%	1,000	80%
Steven C. Bader(3)	4,000,000	*	—	—	—	—
Phillip Harris IV (3)	4,171,770	*	—	—	—	—
Philip C. Spizale(3)	2,400,000	*	—	—	—	—
Micah R. Vidrine(3)	3,515,311	*	—	—	—	—
Joseph R. Mohr(3)	—	*	—	—	—	—
Gerald C. Guzzino(3)	—	*	—	—	—	—
Current Directors and Officers as a group	451,126,140	35.6%	2,750	100%	1,000	80%
Thomas J. Concannon	29,599,962	3.4%	—	—	250	20%

*	Indicates ownership of less than 1%.

(1)	As of October 8, 2019, there were (1) 905,759,097 shares of the Company’s common stock outstanding, (2) 2,750 shares of the Company’s Class A Preferred Stock issued and outstanding, and (3) 1,250 shares of the Company’s Class B Preferred Stock issued and outstanding

(2)	Includes shares held by Beechwood. Mr. Klug has voting and dispositive control over securities held by Beechwood Properties, LLC. Mr. Klug is our Chairman, interim Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Klug beneficially owns 2,750 and 1,000 of our Series A and Series B Preferred Stock, respectively, which have ten times super voting rights. Including the voting power of the Series A and Series B Preferred Stock, Mr. Klug has approximately 75% of the voting power of our common stock. Each share of Series A Preferred Stock and Series B Preferred Stock is convertible at the option of the holder into shares of common stock as further described (including the terms of conversion) in Note 9 to our audited consolidated financial statements. Mr. Klug has 113,508,450 warrants to acquire our common stock at a price of $0.005 per share. The warrants expire in June 2029. Common stock beneficially owned assumes full conversion, based on the current stated value as of October 8, 2019, of the 2,750 shares of presently convertible Series A Preferred Stock into 201,430,197 shares of common stock, 1,000 shares of presently convertible Series B Preferred Stock into 118,304,268 shares of common stock, plus full exercise of 113,508,450 warrants to acquire 113,508,450 shares of common stock.

(3)	Messrs. Klug, Bader, Harris, Spizale, Vidrine, Mohr, and Guzzino currently serve as directors of the Company.

Equity Compensation Plan Information

During the fiscal year ended June 30, 2019, we did not have an equity compensation plan. Subsequent to the end of the fiscal year ended June 30, 2019, on August 19, 2019, our board of directors adopted the 2019 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Line of Credit

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with Beechwood, a company owned and controlled by Mr. Klug, to evidence prior indebtedness and provide for future borrowings. The advances were used to fund our operations. The Line of Credit accrues interest at 5% per annum and matured on March 31, 2018. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder had the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. At June 30, 2017, Mr. Klug converted $250,000 into Series A Preferred Stock and the remaining principal balance totaled $16,030. The amount is included in noncurrent assets based on the expectation that either the Line of Credit maturity date will be extended or the amount outstanding will be converted to preferred stock as allowed for in the agreement.

Convertible Note

On May 31, 2019, the Company sold a $50,000 convertible note to Robert H. Rhyne, Jr., who was serving as a director of the Company at the time. The convertible note is convertible into shares of the Company’s common stock at a conversion price of $0.005 per share.

Settlement Agreement

On March 22, 2019, the parties to the Litigations have entered into a Settlement Agreement and General Release to resolve all issues arising out of the subject matter of the Litigation. In consideration of the mutual promises, covenants and conditions contained in the Settlement Agreement, the parties to the Litigation agreed that (i) Mr. Schreiber and the Schreiber Trust transferred all Company stock they then owned (52,377,108 common shares) to the Company and (ii) the Company (a) made to Mr. Schreiber and the Schreiber Trust a cash payment of $250,000 and (b) issued two Promissory Notes, each in the principal amount of $200,000, one of which shall be due and payable on or before September 6, 2020 and the other shall be due and payable on or before September 5, 2021.

Exchange Agreement

On June 20, 2019, the Company entered into the Exchange Agreement with Beechwood Mr. Klug, the Company’s Chairman of the Board, Interim Chief Executive Officer and Chief Financial Officer, is the sole member and manager of Beechwood. Under the Exchange Agreement, the Company purchased from Beechwood 113,700,000 shares of the Company’s common stock in exchange for 1,277 shares of the Company’s 5% Series A Preferred Stock and a Warrant to acquire 113,508,450 shares of Common Stock at an exercise price of $0.005 per share. The Warrant expires June 20, 2029.

Concurrent with the execution of the Exchange Agreement, holders of $574,250 aggregate principal amount of the Company’s 5% convertible promissory notes (“Notes”), including accrued interest, converted their Notes into 114,849,929 shares of Common Stock.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, payable quarterly in cash, or at the Company’s option, such dividends shall be accreted to, and increase, the stated value of the issued Series A Preferred Stock (“PIK dividends”). Holders of the Series A Preferred Stock are entitled to votes on all matters submitted to stockholders at a rate of ten votes for each share of common stock into which the Series A Preferred Stock may be converted. After six months from issuance, each share of Series A Preferred Stock is convertible, at the option of the holder, into the number of shares of Common Stock equal to the quotient of the stated value, as adjusted for PIK dividends, by $0.015, as adjusted for stock splits and dividends.

Loans from Certain Stockholders

In the year ended June 30, 2019, certain stockholders and board members of the Company made $110,000 in interest free advances to the Company.

Director Independence

We currently act with seven (7) directors consisting of G. Darcy Klug, Steven C. Bader, Phillip Harris IV, Philip C. Spizale, Micah C.. Vidrine, Joseph R. Mohr, and Gerald C. Guzzino.

We use the definition of “independent” set forth in NASDAQ Marketplace rules in determining whether a director is independent in the capacity of director. Consistent with NASDAQ’s independence criteria, our Board has affirmatively determined that each of our current directors, and all of our directors who served in the fiscal year ended June 30, 2019, other than Messrs. Klug and Concannon, is an “independent director” as defined in NASDAQ Listing Rule 5605(a)(2). NASDAQ's independence criteria include a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with us. In addition, as further required by NASDAQ rules, our Board has subjectively determined as to each independent director that no relationship exists that, in the opinion of the board of directors, would interfere with each such person's exercising independent judgment in carrying out his or her responsibilities as a director. In making these determinations on the independence of our directors, our Board considered the relationships that each such director has with us and all other facts and circumstances the board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each such person.

We do not have a standing nominating committee, but our board of directors acts in such capacities. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. For the fiscal year ended June 30, 2019, our directors did not believe that it was necessary to have an audit committee at that time because we believed that the functions of an audit committee could be adequately performed by the board of directors. Subsequent to June 30, 2019, the board of directors established an audit committee and a compensation committee. The members of the audit committee and compensation committee meet the independence criteria set forth in the NASDAQ rules for members of audit and compensation committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	For the Year Ended June 30,
	2019	2018

Audit Fees	$77,500	$72,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$77,500	$72,000

Audit fees represent the aggregate fees for professional services rendered for audits of the consolidated financial statements of the Company and reviews of interim consolidated financial statements.

Audit services for the years ended June 30, 2019 and June 30, 2018 were provided by Postlethwaite & Netterville, APAC.

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

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable, not material, not required or the required information is included in this Form 10-K.

(a)(3) Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 26, 2019)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on March 7, 2006)

4.1*	Description of Capital Stock

10.1

Asset Purchase Agreement dated March 31, 2014 between the Company and with American Medical Distributors, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 2, 2014)

10.2

Assignment Agreement dated March 18, 2014 among the Company, American Medical Distributors, Inc. and HuBDIC Co. Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 2, 2014)

10.3

Exclusive License and Distributorship Agreement dated November 27, 2013 between HuBDIC Co. Ltd. and American Medical Distributors, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 2, 2014)

10.4	Settlement Agreement, dated as of March 22, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 25, 2019)

10.5

Stock Exchange Agreement, dated as of June 20, 2019, by and between the Company and Beechwood Properties LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 24, 2019)

10.6	Warrant Agreement, dated as of June 20, 2019, by and between the Company and Beechwood Properties LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 24, 2019)

10.7†	Consultant Agreement, dated as of July 19, 2019, by and among the Company, its wholly-owned subsidiary, RedHawk Medical Products & Services LLC, and Drew Pinsky, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 25, 2019)

10.8†	RedHawk Holdings Corp. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed on August 21, 2019)

21.1*	Subsidiaries of RedHawk Holdings Corp.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of RedHawk Holdings Corp., irrespective of any general incorporation language contained in such filing.
†	Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

REDHAWK HOLDINGS CORP.

Date: October 15, 2019	By:	/s/ G. Darcy Klug
G. Darcy Klug
Interim Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 15, 2019	By:	/s/ G. Darcy Klug
G. Darcy Klug
Interim Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: October 15, 2019	By:	/s/ Steven Bader
Steven Bader
Director

Date: October 15, 2019	By:	/s/ Phillip Harris IV
Phillip Harris IV
Director

Date: October 15, 2019	By:	/s/ Joseph R. Mohr
Joseph R. Mohr
Director

Date: October 15, 2019	By:	/s/ Philip C. Spizale
Philip C. Spizale
Director

Date: October 15, 2019	By:	/s/ Gerald C. Guzzino
Gerald C. Guzzino
Director

Date: October 15, 2019	By:	/s/ Micah R. Vidrine
Micah R. Vidrine
Director