Form 10-Q
period 2019-09-30
RedHawk Holdings Corp.
filed 2019-11-19
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54323

RedHawk Holdings Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-3866475
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 Rue Beauregard, Suite 206
Lafayette, Louisiana	70508
(Address of principal executive offices)	(Zip Code)

(337) 269-5933

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On November 6, 2019, 905,759,097 shares of common stock, par value 0.001 per share, were outstanding.

REDHAWK HOLDINGS CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED Consolidated Financial Statements.

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

(unaudited)

	September 30,	June 30,
	2019	2019
ASSETS

Current Assets:
Cash	$289,520	$1,648
Certificate of deposit	100,374	100,374
Receivables	2,645	—
Inventory, at cost	169,457	181,227
Prepaid expenses	211,650	122,436
Total Current Assets	773,646	405,685

Property and Improvements:
Land	110,000	110,000
Building and improvements	670,000	670,000
	780,000	780,000
Less, accumulated depreciation	(120,312)	(112,479)
	659,688	667,521
Other Assets:
Investment in real estate limited partnership	257,173	257,173
Intangible asset, net of amortization of $418,071 and $404,946, respectively	836,206	848,992
Other assets	129,962	129,962
	1,223,341	1,236,127
Total Assets	$2,656,675	$2,309,333

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$967,887	$899,685
Current maturities of long-term debt	186,533	184,585
Lines of credit	205,705	253,219
Insurance notes payable	7,684	136,859
Total Current Liabilities	1,367,809	1,474,348

Non-current Liabilities
Due to related parties	192,250	180,250
Other non-current liabilities	703,750	703,750
Real estate note payable, net of current maturities	221,616	224,097
Convertible notes payable, net of $71,593 and $49,241 in deferred loan costs	999,454	392,304
	2,117,070	1,500,401
Total Liabilities	3,484,879	2,974,749

Commitments and Contingencies	—	—

Stockholders' Equity (Deficit):
Preferred stock, 5,000 authorized shares and 4,000 issued and outstanding
5% Series A, 2,750 shares designated, $1,107 and $1,099 stated value, and 2,750 issued and outstanding at September 30, 2019 and June 30, 2019, respectively	3,043,259	3,021,453
5% Series B, 1,250 shares designated, $1,198 and $1,183 stated value, and 1,250 issued and outstanding at September 30, 2019 and June 30, 2019, respectively	1,497,527	1,479,039
Common Stock, par value of $0.001 per share, 2,000,000,000 authorized shares and 1,107,307,740 and 1,034,340,037 issued, respectively	1,107,308	1,034,340
Additional paid-in capital	78,155	51,811
Accumulated other comprehensive loss	(52)	(52)
Accumulated deficit	(5,974,043)	(5,671,649)
	(247,846)	(85,058)
Less, Treasury stock 201,548,643 shares, at cost	(580,358)	(580,358)
Total Stockholders' Equity	(828,204)	(665,416)
Total Liabilities and Stockholders' Equity	$2,656,675	$2,309,333

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	September 30,
	2019	2018

Revenues	$50,558	$46,668

Operating Expenses:
Costs of goods sold	9,853	26,966
Sales and marketing expenses	51,191	11,536
Professional fees	70,219	33,016
Research and development costs	23,842	—
Operating expenses	36,914	5,049
Depreciation and amortization	20,958	30,749
General and administrative	32,266	47,366

Total Operating Expenses	245,243	154,682

Net Loss from Operations	(194,685)	(108,014)

Other Income (Expense):
Gain on extinguishment of debt	44,527	—
Interest expense	(90,659)	(88,603)
	(46,132)	(88,603)

Net Loss	(240,817)	(196,617)

Other comprehensive income:
Effect of foreign currency translation	—	2,839
	—	2,839

Comprehensive Loss	(240,817)	(193,778)

Preferred Stock Dividends	(61,577)	(38,340)

Comprehensive Loss Available for Common Stockholders	$(302,394)	$(232,118)

Net Loss Per Share
Basic	$—	$—
Diluted	$—	$—

Weighted Average Shares Outstanding
Basic	877,715,710	405,177,524
Diluted	877,715,710	405,177,524

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(240,817)	$(196,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	13,125	22,916
Amortization of discount on convertible debentures	—	5,450
Amortization of deferred loan costs	17,319	22,379
Depreciation	7,833	7,833
Non-cash interest expense	—	7,768
Gain on extinguishment of debt	(44,527)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,645)	918
Inventory	8,089	18,993
Prepaid expense and other assets	(89,994)	3,111
Accounts payable and accrued liabilities	98,129	(187,436)
Net Cash Used in Operating Activities	(233,488)	(294,685)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from distribution from limited liability partnership	—	367,827
Net Cash Provided by Investing Activities	—	367,827
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments to) related parties, net	12,000	(500)
Proceeds from issuance of convertible debt	880,125	108,000
Payments on convertible debt	(154,396)	—
Costs related to debt for equity conversions	—	(10,300)
Deferred loan costs	(39,671)	(15,500)
Proceeds from lines of credit	6,514	—
Payments on lines of credit	(48,468)
Net proceeds from (payments on) insurance notes payable	(129,175)	(2,050)
Principal payments on long-term debt	(2,481)	(2,199)
Net Cash Provided by Financing Activities	524,448	77,451
Effect of exchange rate on cash	(3,088)	3,131
Increase in cash	287,872	153,724
Cash, Beginning of Period	1,648	19,034
Cash, End of Period	$289,520	$172,758

Non-Cash Investing and Financing Activities:
Preferred stock dividends paid-in-kind	$40,294	$38,340
Conversion of debt to common stock	$99,839	$145,239
Cost of intangible assets paid by issuance of common stock	$44,000	$—
Increase in liabilities related to license agreement acquisition	$—	$450,000

Supplemental Disclosures:
Interest paid	$38,706	$3,896
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

	SERIES A PREFERRED STOCK		SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	SHARES	AMOUNT	TOTAL

BALANCE, JUNE 30, 2019	2,750	$3,021,453	1,250	$1,479,040	1,034,340,037	$1,034,340	$51,811	$(52)	$(5,671,649)	201,548,643	$(580,358)	$(665,415)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	(61,577)	—	—	(61,577)
PIK dividends	—	21,806	—	18,487	—	—	—	—	—	—	—	40,293
Conversions	—	—	—	—	52,967,703	52,968	2,344	—	—	—	—	55,312
Stock grants	—	—	—	—	20,000,000	20,000	24,000	—	—	—	—	44,000
Shares acquired	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(240,817)	—	—	(240,817)

BALANCE, SEPTEMBER 30, 2019	2,750	$3,043,259	1,250	$1,497,527	1,107,307,740	$1,107,308	$78,155	$(52)	$(5,974,043)	201,548,643	$(580,358)	$(828,204)

BALANCE, JUNE 30, 2018	1,473	$1,659,889	1,250	$1,407,342	398,410,762	$398,411	$1,311,076	$—	$(4,302,291)	35,471,535	$(365,352)	$109,075
Preferred stcok dividends declared	—	—	—	—	—	—	—	—	(38,340)	—	—	(38,340)
PIK dividends	—	20,749	—	17,592	—	—	—	—	—	—	—	38,340
Conversions	—	—	—	—	115,654,640	115,655	19,285	—	—	—	—	134,940
Net loss	—	—	—	—	—	—	—	2,839	(196,617)	—	—	(193,778)

BALANCE, SEPTEMBER 30, 2018	1,473	$1,680,638	1,250	$1,424,934	514,065,402	$514,066	$1,330,361	$2,839	$(4,537,248)	35,471,535	$(365,352)	$50,237

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

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

Currently, the Company is a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through its medical products business unit, the Company sells WoundClot Surgical - Advanced Bleeding Control, the SANDD™ Insulin Needle Destruction Unit (formerly known as the Disintegrator™), the Carotid Artery Digital Non-Contact Thermometer and Zonis®. Through our United Kingdom based subsidiary, we manufacture and market branded generic pharmaceuticals, certain other generic pharmaceuticals known as “specials” and certain pharmaceuticals outside of the United Kingdom’s National Health Service drug tariff referred to as NP8’s. Centri Security Systems LLC, a wholly-owned subsidiary of the Company, holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner. Our real estate leasing revenues are generated from a commercial property under a long-term lease. Additionally, the Company’s real estate investment unit holds limited liability company interests in a commercial restoration project in Hawaii.

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

For the quarter ended September 30, 2019, the Company had revenues of $50,558, a consolidated net loss of $240,817 and cash of $233,488 used in operating activities. For the year ended June 30, 2019, the Company had $129,006 in revenues, a consolidated net loss of $1,215,884 and cash of $943,662 used in operating activities. As of September 30, 2019, the Company had cash of $289,520, a certificate of deposit of $100,374, a working capital deficit of $594,163 and an accumulated deficit of $5,974,043. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. We cannot predict, with certainty, the outcome of our efforts to generate liquidity and profitability, or whether such actions would generate the expected proceeds to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company as of September 30, 2019 and for the quarters ended September 30, 2019 and 2018 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet dated as of June 30, 2019 is audited and is presented here as a basis for comparison. Although the financial statements and related information included herein have been prepared without audit, and certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Company believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of June 30, 2019. In the opinion of our management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 or June 30, 2019.

Accounts Receivable

Accounts receivables are amounts due from customers of our pharmaceutical, medical device and financial services divisions. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of September 30, 2019 and June 30, 2019.

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

Our Louisiana real estate holdings include our former corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property on Jefferson Street in Lafayette, Louisiana that we are leasing to a third party. The Company is currently using the Chemin Metairie Road property as offices for our real estate management unit.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 113,508,450 outstanding warrants as of September 30, 2019 with an exercise price of $0.005 per share. Such warrants are anti-dilutive to EPS and are excluded from the calculation of EPS.

At September 30, 2019, including accrued but unpaid interest, there were $76,310 in Fixed Rate Convertible Notes outstanding of which $17,480 were converted into shares of common stock subsequent to September 30, 2019. The remaining Fixed Rate Convertible Note is convertible into 3,922,041 shares of common stock upon conversion of the Fixed Rate Convertible Note.

There were $304,125 in convertible notes that are convertible into shares of common stock at a variable conversion rate and not included in the issuable share amount in the preceding sentence.

At September 30, 2019, including accrued but unpaid dividends, there were potentially 202,883,908 shares of common stock issuable upon the conversion of the Series A Preferred Stock and, including accrued but unpaid dividends, there were potentially 149,752,719 shares of common stock issuable upon the conversion of the Series B Preferred Stock. The shares of common stock to be issued upon conversion of the warrants and the shares issuable from the conversion of the notes and the Series A and Series B Preferred stock have been excluded from earnings per share calculations because these shares are anti-dilutive.

During the quarter ended September 30, 2019, we issued in private offerings exempt from registration debt securities in the form of new 2019 Fixed Rate Convertible Notes (See Note 7) in the amount of $637,000. With the proceeds we paid off certain variable rate convertible notes outstanding in the amount of approximately $313,000, plus accrued interest. The 2019 Fixed Rate Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share and include 25% warrant coverage at $0.01 per share (which we refer to as the “2019 Warrants”).

During the quarter ended September 30, 2019, we issued in private offerings exempt from registration debt securities in the form of new 2019 Variable Rate Convertible Notes (See Note 7) in the amount of $243,125. The proceeds were used for working capital.

Subsequent to September 30, 2019, the Company received notice from the holder of $299,696 of the Series B Preferred Stock of his intent to convert his holdings into 29,969,648 shares of the Company’s common stock. The conversion should be completed during the quarter ending December 31, 2019. Also subsequent to September 30, 2019, the Company’s has received notice from the holders of $142,000 of advances from related parties of their intent to exercise their right to convert their advances into 55,916,667 shares of common stock. The conversion should also be completed during the quarter ending December 31, 2019.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. All of our accumulated other comprehensive loss as of September 30, 2019 and June 30, 2019 relate to foreign currency translation.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. The revised guidance requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all long-term lease arrangements. The Company was required to adopt ASU 2016-02 as of July 1, 2019. The Company has elected to use the short-term lease exception allowed in ASU 2016-02. The adoption, therefore, did not have any effect on the Company’s consolidated financial statements as we do not have any leases with non-cancellable terms in excess of one year.

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

Disaggregation of Revenue

For the quarters ended September 30, 2019 and 2018, a summary of our revenue on a disaggregated basis is as follows:

	2019	2018
Sales of pharmaceuticals	$—	$36,723
Sales of medical devices	40,808	195
Rental revenue from lease payments on operating leases	9,750	9,750
	$50,558	$46,668

Transaction Prices

In some cases, we may offer discounts to customers. In such cases, we reduce the recorded revenue for such discounts. In the quarters ended September 30, 2019 and 2018, our revenues were reduced by $14,540 and $0, respectively, for such discounts.

4.	OTHER ASSETS

The investment in Tower Hotel Fund 2013, LLC is recorded at cost and the Company is not aware of any indicator of impairment as of September 30, 2019. It is not practicable for the Company to estimate fair value of this investment.

We are also pursuing the sale of our remaining investment in the real estate limited partnership investment. During the year ended June 30, 2019, based on stability of operations of the underlying real estate property and recent valuations, the partnership refinanced the property. We received a distribution of approximately $370,000 from the real estate limited partnership following this refinancing. This distribution was recorded as a reduction of our investment in the limited partnership, which is recorded at cost. We are currently in negotiations to sell our interest in the partnership but we are uncertain if such a transaction will close during the next twelve months. Thus, our investment is shown as a non-current asset as of September 30, 2019 in the accompanying consolidated balance sheet.

As of September 30, 2019, we have approximately $363,043 ($287,903 net of accumulated amortization) in intangible assets related to licenses held by EcoGen. Such intangible assets are being amortized over an estimated useful life of 20 years.

In September 2018, the Company acquired the exclusive license rights to certain medical device technology for $450,000, plus a broker’s fee of $17,500. Under the terms of the license agreement, the Company has paid $25,000 plus the first of a total twenty quarterly payments of $21,250. Any remaining payments become immediately payable upon the receipt of final approval by the FDA of devices related to the technology. Additionally, the Company agreed to pay a consulting fee of $1,000 per month for sixty months. The broker’s fee was paid through the issuance of 14 million shares of the Company’s common stock. The quarterly payments have been suspended at the present time as the Company and the seller negotiate certain disputes related to representations made by the seller at the time the Company acquired the rights. The ultimate date and resolution of this negotiation cannot be estimated at this time. As a result, the Company has included all of the future payments under the original agreement as noncurrent in the accompanying September 30, 2019 and June 30, 2019 consolidated balance sheets.

In the quarter ended September 30, 2019, we issued 20,000,000 shares of Common Stock under the terms of a 2015 consulting agreement as a result of reaching certain milestones related to the development of our needle destruction devices. Under the terms of this consulting agreement, an additional 40,000,000 shares of Common Stock may be issued if other milestones are met.

5.	INSURANCE NOTE PAYABLE

We finance a portion of our insurance premiums. At September 30, 2019, there was a $7,684 outstanding balance due on our premium finance agreements. The agreements have effective interest rates of 10.9% to 13.9%. The policies related to these premiums expire between April and June 2020.

6.	RELATED PARTY TRANSACTIONS

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matures on March 31, 2020. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. At September 30, 2019 and June 30, 2019, the principal balance totaled $0.

This same stockholder and officer also holds $21,533 of 5% convertible notes, as of September 30, 2019, which mature in December 2020 and are convertible into common stock at a rate of $0.015 per share or 1,435,533 shares.

As of September 30, 2019, certain members of the board of directors and stockholders of the Company have made approximately $192,000 in interest free advances to the Company. All of the above liabilities are included in Due to Related Parties in the accompanying consolidated balance sheet as of September 30, 2019. Subsequent to September 30, 2019, the Company received notice that holders of $142,000 these Related Party advances would convert these advances into 55,916,667 shares of the Company’s common stock. The transaction is expected to be completed in the quarter ending December 31, 2019.

Beginning in the quarter ended March 31, 2017, certain members of management agreed to forgo management fees in consideration of the operating cash flow needs of the Company. There is not a set timeline to reinstitute such management fees. As of September 30, 2019 and June 30, 2019, $50,000 in such fees remain unpaid and are recorded in accounts payable and accrued liabilities in the accompanying balance sheets.

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

The Fixed Rate Convertible Notes mature on March 15, 2021, the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. The Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Fixed Rate Convertible Notes. The Company may only issue the notice of its intent to redeem the Fixed Rate Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. Holders of Fixed Rate Convertible Notes have the right to convert all or any portion of the Fixed Rate Convertible Notes at the conversion price at any time prior to redemption.

During the year ended June 30, 2019, concurrent with the execution of the Exchange Agreement more fully described in Note 9, holders of $515,247 aggregate principal amount of the Company’s 5% convertible promissory notes (“Notes”), including accrued interest, converted their Notes into 103,132,226 shares of Common Stock. At September 30, 2019, there were approximately $76,310 of Fixed Rate Convertible Notes outstanding, of which $17,480 of Notes was converted into 3,495,943 shares of Common Stock subsequent to September 30, 2019. The remaining Fixed Rate Convertible Note (plus accrued interest) is convertible into our common stock at a conversion rate of $0.015 per share or 3,922,041 shares. During the quarters ended September 30, 2019 and 2018, we paid-in-kind $0 and $7,768, respectively, of interest on these convertible notes.

In August 2019, we authorized the issuance of up to $1 million in principal amount of new convertible promissory notes (which we refer to as the “2019 Fixed Rate Convertible Notes”). The 2019 Fixed Rate Convertible Notes are secured by certain Company real estate holdings. As of September 30, 2019, $637,000 ($616,333 net of deferred loan costs) of 2019 Fixed Rate Convertible Notes were outstanding.

The 2019 Fixed Rate Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share and include 25% warrant coverage at $0.01 per share (which we refer to as the “2019 Warrants”). Interest accrues at a rate of 7% per annum and is payable semi-annually. The Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the 2019 Fixed Rate Convertible Notes. The Company may only issue the notice of its intent to redeem the 2019 Fixed Rate Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. The holder of the 2019 Fixed Rate Convertible Notes has the right to convert all or any portion of the 2019 Fixed Rate Convertible Notes at the conversion price at any time prior to redemption.

During the quarter ended September 30, 2019, we also issued $243,125 of convertible notes to third parties with variable conversion rates (“2019 Variable Rate Convertible Notes”). The 2019 Variable Rate Convertible Notes mature at various dates between September 2020 and December 2020. We received, net of financing costs incurred, $226,000 in cash from the issuance of these notes. These 2019 Variable Rate Convertible Notes have interest accruing at rates ranging between 10% - 12%. These notes issued to third parties have a variable conversion rate based on the price of the Company’s common stock. None of the 2019 Variable Rate Convertible Notes have been converted into shares of common stock. During the quarter ended September 30, 2019, holders of certain Variable Rate Convertible Notes issued in February 2018 converted $41,250 of notes, including accrued interest, into 41,250,000 shares of common stock as part of a settlement agreement between the parties.

At September 30, 2019, $304,125 of the 2019 Variable Rate Convertible Notes were convertible into common stock beginning in the quarter ending December 31, 2019. Subsequent to September 30, 2019, we also paid in full one 2019 Variable Rate Convertible Note in the principal amount of $61,000, plus accrued interest. None of the 2019 Variable Rate Convertible Notes were converted into equity during the quarter ended September 30, 2019.

Certain of the 2019 Variable Rate Convertible Notes have maturity dates prior to September 30, 2020 and could be classified as a current liability. However, it is the Company’s expectation that we will either re-finance these convertible notes to longer terms or permit a limited amount of conversions. Therefore, we have classified these notes as noncurrent. If we do not re-finance these convertible notes to longer terms, however, the holders of the convertible notes have the option to convert these notes into equity or hold the convertible notes to maturity.

During the year ended June 30, 2019, we issued $29,250 of convertible notes to our majority stockholder in exchange for 7,450,000 shares of our common stock.

In February 2018, we obtained a $100,000 line of credit from a bank. The line of credit matures in February 2021 and is collateralized by a $100,000 certificate of deposit at the bank. As of September 30, 2019, approximately $100,000 was drawn under the line of credit. The interest rate on the line of credit is 7.0% per annum.

On March 12, 2019, we obtained a $180,000 real estate loan from a financial institution. The note matures on April 1, 2020 and is secured by certain real estate property and the personal guarantee of an officer and director of the Company. Interest only is payable monthly and accrues at an interest rate of 12%.

In the quarter ended June 30, 2019, we entered into a series of credit financing arrangements from financing institutions by pledging future accounts receivable. The proceeds from these credit agreements were used to pay the initial amount due under the Schreiber settlement agreement. As of June 30, 2019, we had drawn approximately $150,000 under these agreements; no additional draws occurred in the quarter ended September 30, 2019. As of September 30, 2019, approximately $112,000 remained outstanding on these loans.

8.	COMMITMENTS AND CONTINGENCIES

Schreiber Litigation

On January 31, 2017, the Company and Beechwood Properties, LLC (“Beechwood”) filed suit against Daniel J. Schreiber (“Mr. Schreiber”) and the Daniel J. Schreiber Living Trust – Dtd 2/08/95 (“Schreiber Trust”) in the United States District Court for the Eastern District of Louisiana (the “Louisiana Court”) under Civil Action No. 2:2017cv819-B(3) (the “Louisiana Lawsuit”).

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

Following the quarter ended September 30, 2019, on October 11, 2019, Mr. Schreiber and the Schreiber Trust filed a Motion to Enforce Settlement Agreement (the “Motion”) with the Louisiana Court alleging that the Company has failed to comply with its obligations under the Settlement Agreement. The Motion seeks to accelerate the amounts owed to Mr. Schreiber and the Schreiber Trust under the Settlement Agreement as well as attorneys’ fees. The Company believes the Motion is without merit and intends to vigorously defend against the Motion.

Consultant Agreement

On July 19, 2019 (the “Effective Date”), RedHawk Holdings Corp. (the “Company”) and its wholly-owned subsidiary, RedHawk Medical Products & Services, along with other affiliated entities, entered into a Consultant Agreement (“Agreement”) with Drew Pinsky, Inc (“DPI”) f/s/o Dr. Drew Pinsky (“Consultant”), for Consultant to be the exclusive spokesperson for the Company’s Sharps Needle and Destruction Device (“SANDD”) mini™, SANDD Pro™ and any related products and/or accessories (“Products”) for an initial period of two (2) years (“Initial Period”), under the terms and conditions described in the Agreement. At the end of the Initial Period, there shall be an automatic, immediately consecutive two (2) year extension period unless DPI, within 60 days of the expiration of the Initial Period, provides written notice of its intention not to extend the Agreement.

Under the Agreement, the Company will pay DPI a royalty equal to 3% of the “Net Sales”, as defined in the Agreement, of the Products but in no event will the royalty be less than $3.50 per SANDD mini™ unit sold and $13.50 per SANDD Pro™ unit sold.

Pursuant to the Agreement, the Company agreed to issue to the Consultant 68,700,000 shares of the Company’s common stock, which is equal to approximately 5% of the Company’s outstanding common stock on a fully diluted basis as of the Effective Date. These shares are expected to be issued during the quarter ending December 31, 2019. Further, the Company has agreed to issue to the Consultant, one year after the Effective Date, an additional 68,700,000 shares of the Company’s common stock, unless DPI has provided the Company with written notice of its intention not to extend the Initial Period.

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

During the quarters ended September 30, 2019 and 2018, we paid-in-kind $40,293 and $38,340, respectively, of related preferred stock dividends.

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

In conjunction with the 2019 Fixed Rate Convertible Notes, the holders of the 2019 Fixed Rate Convertible Notes were issued 15,925,000 warrants to purchase the Company’s common stock at a price of $0.01 per share. The warrants expire ten years from the date of issuance.

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

Thus, there is no net tax asset recorded as of September 30, 2019 or June 30, 2019 as a 100% valuation allowance has been established for any tax benefit. Similarly, there is no income tax benefit recorded on the net loss of the Company for the quarters ended September 30, 2019 and 2018.

11.	SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical, and Other Services. Our Land & Hospitality and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United States and the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss. The following table reflects our segments as of September 30, 2019 and 2018 and for the quarters then ended.

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
September 30, 2019	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$9,750	$40,808	$—	$—	$50,558

Operating loss	$(5,475)	$(67,297)	$—	$(121,912)	$(194,685)
Interest expense	$13,678	$105	$—	$76,876	$90,659
Depreciation and amortization	$7,833	$13,125	$—	$—	$20,958
Identifiable assets	$927,601	$183,392	$78,324	$1,467,358	$2,656,675

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
September 30, 2018	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$9,750	$36,918	$—	$—	$46,668

Operating income (loss)	$(5,488)	$(50,426)	$(180)	$(51,920)	$(108,014)
Interest expense	$3,896	$—	$—	$84,707	$88,603
Depreciation and amortization	$7,833	$22,916	$—	$—	$30,749
Identifiable assets	$953,983	$1,119,873	$(16)	$321,095	$2,394,935

12.	SUBSEQUENT EVENTS

The Company evaluated events occurring after September 30, 2019, and through the date the financial statements were issued, November 19, 2019 and concluded there were no events or transactions that would require recognition or disclosure in these financial statements, other than those described below:

●	The Company’s has received notice from the holder of $299,696 of the Series B Preferred Stock of his intent to convert his holdings into 29,969,648 shares of the Company’s common stock. The conversion should be completed during the quarter ending December 31, 2019;

●	Subsequent to September 30, 2019, the Company’s has received notice from the holders of $142,000 of advances from related parties of their intent to exercise their right to convert their advances into 55,916,667 shares of common stock. The conversion should be completed during the quarter ending December 31, 2019.

●	On October 11, 2019, Mr. Schreiber and the Schreiber Trust filed a Motion to Enforce Settlement Agreement with the Louisiana Court. See Note 8 to the consolidated financial statements for more information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are all statements other than statements of historical facts. The words “may,” “can,” “will,” “should,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “potential,” “proposed,” and any similar expressions are intended to identify those assertions as forward-looking statements. Investors are cautioned that forward-looking statements are predictions and are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties. In evaluating forward-looking statements, you should consider the various factors which may cause actual results to differ materially from any forward-looking statements, including the risks below and those listed in the “Risk Factors” section of our latest 10-K report:

●	Changes in the effects of the significant level of competition that exists in the medical device distribution industry, or our inability to attract customers for other reasons.

●	The unexpected cost of regulation applicable to our industry, and the possibility of future additional regulation.

●	Our lack of insurance coverage in the event we incur an unexpected liability.

●	Our lack of a proven operating history and the possibility of future losses that are greater than we currently anticipate.

●	The possibility that we may not be able to generate revenues or access other financing sources necessary to operate our business.

●	Our inability to attract necessary personnel to run and market our business.

●	The volatility of our stock price.

●	Changes in the market prices for our products, or our failure to perform or renew the distribution agreement for our products.

●	Our failure to execute our growth strategy or enter into other lines of business that we may identify as potentially profitable for our company.

●	Changes in economic and business conditions.

●	The outcome of pending or future litigation.

●	Changes in accounting policies and practices we may voluntarily adopt or that we may be required to adopt under generally accepted accounting principles in the United States.

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

Overview

RedHawk Holdings Corp. was incorporated in the State of Nevada on November 30, 2005 under the name “Oliver Creek Resources Inc.” Effective August 12, 2008, we changed our name from “Oliver Creek Resources Inc.” to “Independence Energy Corp.” Effective October 13, 2015, by vote of a majority of our stockholders, our name was changed from “Independence Energy Corp.” to “RedHawk Holdings Corp.”

We are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through our medical products business unit, we sell WoundClot Surgical - Advanced Bleeding Control, the SANDD™ Insulin Needle Destruction Unit (formerly known as the Disintegrator™), the Carotid Artery Digital Non-Contact Thermometer. Through our United Kingdom based subsidiary, we manufacture and market branded generic pharmaceuticals, certain other generic pharmaceuticals known as “specials” and certain pharmaceuticals outside of the United Kingdom’s National Health Service drug tariff referred to as NP8’s. Centri Security Systems LLC, a wholly-owned subsidiary of the Company, holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner. Our real estate leasing revenues are generated from commercial properties under lease. Additionally, the Company’s real estate investment unit holds limited liability company interests in a commercial restoration project in Hawaii.

Working Capital

	September 30, 2019	June 30, 2019
Current Assets	$773,646	$405,685
Current Liabilities	$1,367,809	$1,474,348
Working Capital (Deficit)	$(594,163)	$(1,068,663)

RESULTS OF OPERATIONS

Operating Revenues

We commenced operations in our commercial real estate leasing business units in 2015. On December 31, 2015, our medical device business unit completed the acquisition of certain specialized tangible and intangible medical devices. On March 23, 2016, RedHawk Pharma UK Ltd acquired a 25% equity interest in EcoGen Europe Ltd, a United Kingdom based distributor of branded generic pharmaceuticals. During the quarter ended December 31, 2017, we increased our ownership in EcoGen to 100%. Sales efforts for our medical devices and branded generic pharmaceuticals commenced during the quarter ending September 30, 2016. We changed our revenue focus from branded generic pharmaceutical sales in the United Kingdom to more profitable medical device sales in the United States.

For the quarter ended September 30, 2019, revenues from sales of our medical devices, branded generic pharmaceutical products and rentals of our commercial properties totaled $65,098 ($50,558 net of introductory discounts) as compared to revenues of $46,668 for the comparable period ended September 30, 2018. There were no discounts in the quarter ended September 30, 2018.

During the quarter ended September 30, 2019, the Company’s revenues were principally from sale of the Company’s more profitable needle incineration devices ($40,808 net of $14,540 in discounts) whereas revenues for the comparable quarter ended September 30, 2018 were principally from the Company’s branded generic pharmaceuticals in the United Kingdom. During the 2019 fiscal year, the Company announced that it would shift its revenue focus away from the lower profit margin branded generic pharmaceuticals to its more profitable needle incineration medical devices. For the quarters ended September 30, 2019 and 2018, our branded generic pharmaceutical sales totaled $0 and $36,723, respectively.

Gross profit margin from the sale of the Company’s needle incineration devices approximated 80% during the quarter ended September 30, 2019 as compared to only 27% from sales of the Company’s branded generic pharmaceuticals in the comparable quarter ended September 30, 2018. The lower gross profit margins from the sale of the Company’s branded generics pharmaceuticals resulted from lowering of posted drug tariff prices by the United Kingdom National Health Service. The change in the Company’s revenue focus away from branded generic pharmaceuticals is expected to be temporary but will remain our revenue focus until tariff prices improve.

Revenues in the pharmaceutical business unit are expected to return as tariff prices improve, market acceptance of our products increases, and we continue to execute our business plan to expand marketing of our SANDD™ medical devices. Additionally, net profits are expected to improve as the Company’s sales increase in our more profitable medical device sales and pharmaceutical sales become more weighted to its branded generics which have lower operating costs and require lower sales discounts than the discounts offered by the Company for its highly competitive “special” pharmaceuticals.

Operating Expenses and Loss from Continuing Operations

For the quarter ended September 30, 2019, we reported a consolidated net loss of $240,817 on net revenues of $50,558 as compared to a consolidated net loss of $196,617 on revenues of $46,668 for the comparable quarter ended September 30, 2018. The net loss for the quarter ended September 30, 2019 includes approximately $32,000 of non-recurring professional services resulting from contract preparation in connection with the Company’s consulting agreement with Drew Pinsky, Inc. (“DPI”) f/s/o Dr. Drew Pinsky (“Consultant”) and regulatory filings in connection with the Company’s obligation to issue equity to the Consultant under the consulting agreement. Additionally, the 2019 quarter also includes approximately $33,000 of marketing consulting fees incurred in connection with the consulting agreement with DPI, $6,000 related to the Company’s new investor relations advisor, $24,000 of audit fees, $24,000 of non-recurring research and development costs, $8,500 of higher costs for website development, and $20,000 of additional start-up costs associated with the launch of sales for the Company’s needle incineration devices.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $289,520 and a certificate of deposit of $100,374 compared with cash of $1,648 and a certificate of deposit of $100,374 at June 30, 2019.

During the quarter ended September 30, 2019, we issued in private offerings exempt from registration $243,125 of variable convertible notes (proceeds of $226,000, net of financing costs). We also issued $637,000 of new fixed rate convertible notes proceeds of $616,333, net of financing costs). The proceeds from these debt financings were used to pay approximately $313,000, plus accrued interest, of variable interest convertible notes and provide working capital.

The Company is continuing to pursue the sale of its real estate holdings. Also refer to the Going Concern section of Note 1 to our unaudited consolidated financial statements.

Cash Flows

	Three months ended September 30,
	2019	2018
Cash Flows (used in) Operating Activities	$(233,488)	$(294,685)
Cash Flows provided by (used in) Investing Activities	$-	$367,827
Cash Flows provided by Financing Activities	$524,448	$77,451
Net Change in Cash During Period	$287,872	$153,724

Cash Flow from Operating Activities

During the quarter ended September 30, 2019, $233,488 of cash was used by our operating activities as compared to $294,685 used in our operating activities for the comparable quarter ended September 30, 2018. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities.

Cash Flows from Investing Activities

During the quarter ended September 30, 2018, we received approximately $370,000 in distributions from our limited liability real estate investment in Hawaii.

Cash Flows from Financing Activities

During the quarter ended September 30, 2019, we received net proceeds, after financing costs incurred, of approximately $226,000 from the issuance and sale of 2019 Variable Rate Convertible Notes and $616,000 from the issuance and sale of the 2019 Fixed Rate Convertible Notes. The proceeds received were used to pay certain variable interest notes and provide working capital.

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

Future Financings

We will continue to rely on financial support from our stockholders and our ability to raise equity capital or debt financing in order to continue to fund our business operations. Issuances of additional shares and debt instruments convertible into shares of our stock will result in dilution to existing stockholders. Additional funding may not be available to us on a timely basis or at acceptable terms, if at all. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and applicable to us. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations

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

As of the end of the quarter covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, in light of material weaknesses in our internal controls, that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company has a limited number of employees and, as such, segregation of duties surrounding certain processes are not adequately maintained, including over cash receipts and disbursements.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019, our board of directors established the following remediation measures to address certain material weaknesses disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019:

●	We nominated an audit committee which includes an independent director who is a financial expert.
●	We engaged additional personnel to assist with the preparation and review of the Company’s monthly financial reporting, and to appropriately segregate duties, including those related to cash transactions.

Except as indicated above, during the period covered by this Quarterly Report on Form 10-Q, there were no other changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Please see Note 8 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the quarter ended September 30, 2019, including a summary of the Motion to Enforce Settlement Agreement that was filed against the Company by Daniel J. Schreiber and the Daniel J. Schreiber Living Trust – Dtd 2/08/95 in the United States District Court for the Eastern District of Louisiana on October 11, 2019.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2019, we issued the following securities in transactions that were exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended:

●	We issued shares of common stock upon the conversion of approximately $58,589 of convertible notes, including accrued interest, that were previously sold to accredited investors in March 2016;
●	We issued 41,250,000 shares of common stock to holders of certain Variable Rate Convertible Notes sold to accredited investors in February 2018 for the conversion of $41,250 of notes, including accrued interest, as part of a settlement agreement between the parties.
●	We issued 20,000,000 shares to an accredited investor in connection with the terms of the December 2015 purchase agreement of certain intellectual properties.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 26, 2019)

3.02	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.03	Certificate of Designation filed on November 12, 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2015).

3.04	Certificate of Designation filed on February 16, 2016 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 5, 2016).

10.1†	Consultant Agreement, dated as of July 19, 2019, by and among the Company, its wholly-owned subsidiary, RedHawk Medical Products & Services LLC, and Drew Pinsky, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 25, 2019).

10.2†	RedHawk Holdings Corp. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed on August 21, 2019).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of RedHawk Holdings Corp., irrespective of any general incorporation language contained in such filing.
†	Indicates management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDHAWK HOLDINGS CORP.
(Registrant)

Dated: November 19, 2019	/s/ G. Darcy Klug
G. Darcy Klug
Interim Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)