Form 10-Q
period 2019-12-31
RedHawk Holdings Corp.
filed 2020-02-19
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

On February 11, 2020, 969,159,469 shares of common stock, par value 0.001 per share, were outstanding.

REDHAWK HOLDINGS CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED Consolidated Financial Statements.

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

(unaudited)

	December 31,	June 30,
	2019	2019
ASSETS

Current Assets:
Cash	$176,145	$1,648
Certificate of deposit	100,374	100,374
Receivables	12,130	—
Inventory, at cost	220,198	181,227
Prepaid expenses	299,922	122,436
Total Current Assets	808,769	405,685

Property and Improvements:
Land	110,000	110,000
Building and improvements	670,000	670,000
	780,000	780,000
Less, accumulated depreciation	(128,146)	(112,479)
	651,854	667,521
Other Assets:
Investment in real estate limited partnership	257,173	257,173
Intangible asset, net of amortization of $431,196 and $404,946, respectively	816,094	848,992
Other assets	131,752	129,962
	1,205,019	1,236,127
Total Assets	$2,665,642	$2,309,333

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$889,344	$899,685
Current maturities of long-term debt	188,485	184,585
Lines of credit	203,307	253,219
Insurance notes payable	159,799	136,859
Total Current Liabilities	1,440,935	1,474,348

Non-current Liabilities
Due to related parties	242,000	230,250
Other non-current liabilities	723,750	703,750
Real estate note payable, net of current maturities	219,057	224,097
Convertible notes payable, net of $110,882 and $49,241 in deferred loan costs	1,289,544	342,304
	2,474,351	1,500,401
Total Liabilities	3,915,286	2,974,749

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock, 5,000 authorized shares and 3,750 and 4,000 issued and outstanding at December 31, 2019 and June 30, 2019, respectively
5% Series A, 2,750 shares designated, $1,115 and $1,099 stated value, and 2,750 issued and outstanding at December 31, 2019 and June 30, 2019, respectively	3,065,337	3,021,453
5% Series B, 1,250 shares designated, $1,213 and $1,183 stated value, and 1,000 issued and outstanding at December 31, 2019 and 1,250 issued and outstanding at June 30, 2019, respectively	1,212,803	1,479,039
Common Stock, par value of $0.001 per share, 2,000,000,000 authorized shares and 1,170,708,112 and 1,034,340,037 issued, respectively	1,170,708	1,034,340
Additional paid-in capital	443,240	51,811
Accumulated other comprehensive loss	(1,494)	2,735
Accumulated deficit	(6,559,880)	(5,674,436)
	(669,286)	(85,058)
Less, Treasury stock 201,548,643 shares, at cost	(580,358)	(580,358)
Total Stockholders’ Equity (Deficit)	(1,249,644)	(665,416)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,665,642	$2,309,333

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Revenues	$18,757	$48,852	$69,315	$95,520

Operating Expenses:
Costs of goods sold	7,068	4,064	16,921	31,030
Sales and marketing expenses	66,680	13,359	117,871	24,895
Professional fees	97,141	133,751	167,360	166,767
Research and development costs	34,639	—	58,481	—
Operating expenses	99,183	19,362	136,097	39,411
Depreciation and amortization	20,959	30,402	41,917	61,151
General and administrative	102,267	60,728	134,533	93,094

Total Operating Expenses	427,937	261,666	673,180	416,348

Net Loss from Operations	(409,180)	(212,814)	(603,865)	(320,828)

Other Income (Expense):
Gain on early extinguishment of debt	—	—	44,527	—
Settlement loss	—	(396,500)	—	(396,500)
Interest expense	(123,643)	(92,615)	(211,515)	(181,218)
	(123,643)	(489,115)	(166,988)	(577,718)

Net Loss	(532,823)	(701,929)	(770,853)	(898,546)

Other comprehensive income:
Effect of foreign currency translation	(1,442)	(52)	(4,229)	2,787
	(1,442)	(52)	(4,229)	2,787

Comprehensive Loss	(534,265)	(701,981)	(775,082)	(895,759)

Preferred Stock Dividends	(53,014)	(38,820)	(114,591)	(77,160)

Comprehensive Loss Available for Common Stockholders	$(587,279)	$(740,801)	$(889,673)	$(972,919)

Net Loss Per Share
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—

Weighted Average Shares Outstanding
Basic	928,445,010	495,163,432	903,080,360	421,615,585
Diluted	928,445,010	495,163,432	903,080,360	421,615,585

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(770,853)	$(898,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	26,250	45,485
Amortization of discount on convertible debentures	—	10,900
Amortization of deferred loan costs	50,705	40,631
Depreciation	15,667	15,666
Non-cash expenses	202,308	58,873
Non-cash settlement loss	—	396,500
Gain on extinguishment of debt	(44,527)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,130)	5,259
Inventory	(34,201)	19,073
Prepaid expense and other assets	(142,446)	1,834
Accounts payable and accrued liabilities	(123,643)	(81)
Net Cash Used in Operating Activities	(832,870)	(304,406)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from distribution from limited liability partnership	—	367,827
Purchase of license	—	(25,000)
Net Cash Provided by Investing Activities	—	342,827
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments to) related parties, net	11,750	(12,674)
Proceeds from issuance of convertible debt	1,340,125	143,000
Payments on convertible debt	(215,250)	(132,727)
Costs related to debt for equity conversions	—	(10,300)
Deferred loan costs	(111,022)	(18,500)
Proceeds from lines of credit	16,470	—
Payments on lines of credit	(62,482)	—
Net proceeds from (payments on) insurance notes payable	22,940	(4,157)
Principal payments on long-term debt	(5,040)	(4,472)
Net Cash Provided by (Used in) Financing Activities	997,491	(39,830)
Effect of exchange rate on cash	9,876	(2,857)
Net change in cash	174,497	(4,266)
Cash, Beginning of Period	1,648	19,034
Cash, End of Period	$176,145	$14,768

Non-Cash Investing and Financing Activities:
Preferred stock dividends paid-in-kind	$77,345	$77,160
Conversion of debt to common stock	$117,318	$166,489
Common stock issued in lieu of cash for services and assets	97,810	$17,500
Conversion of preferred stock to common stock	$299,696	$—
Increase in liabilities related to license agreement acquisition	$—	$425,000

Supplemental Disclosures:
Interest paid	$80,158	$22,650
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

	SERIES A PREFERRED STOCK		SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	SHARES	AMOUNT	TOTAL
BALANCE, JUNE 30, 2019	2,750	$3,021,453	1,250	$1,479,039	1,034,340,037	$1,034,340	$51,811	$2,735	$(5,674,436)	201,548,643	$(580,358)	$(665,416)
Preferred stock dividends declared	—	43,884	—	33,460	—	—	—	—	(114,591)	—	—	(37,247)

Conversions	—	—	(250)	(299,696)	86,433,293	86,433	286,054	—	—	—	—	72,791
Stock grants	—	—	—	—	49,934,782	49,935	105,375	—	—	—	—	155,310
Shares acquired	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(4,229)	(770,853)	—	—	(775,082)

BALANCE, DECEMBER 31, 2019	2,750	$3,065,337	1,000	$1,212,803	1,170,708,112	$1,170,708	$443,240	$(1,494)	$(6,559,880)	201,548,643	$(580,358)	$(1,249,644)

BALANCE, JUNE 30, 2018	1,473	$1,659,889	1,250	$1,407,342	398,410,762	$398,411	$1,311,076	$—	$(4,302,291)	35,471,535	$(365,352)	$109,075
Preferred stock dividends declared	—	41,757	—	35,403	—	—	—	—	(77,160)	—	—	—

Conversions	—	—	—	—	132,654,640	132,655	23,535	—	—	—	—	156,190
Stock grants	—	—	—	—	29,400,000	29,400	7,350	—	—	—	—	36,750
Net loss	—	—	—	—	—	—	—	2,787	(898,546)	—	—	(895,759)

BALANCE, DECEMBER 31, 2018	1,473	$1,701,646	1,250	$1,442,745	560,465,402	$560,466	$1,341,961	$2,787	$(5,277,997)	35,471,535	$(365,352)	$(593,744)

	SERIES A PREFERRED STOCK		SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	SHARES	AMOUNT	TOTAL
BALANCE, SEPTEMBER 30, 2019	2,750	$3,043,259	1,250	$1,497,527	1,107,307,740	$1,107,308	$78,155	$(52)	$(5,974,043)	201,548,643	$(580,358)	$(828,204)

Preferred stock dividends declared	—	22,078	—	14,972	—	—	—	—	(53,014)	—	—	(15,964)
Conversions	—	—	(250)	(299,696)	33,465,590	33,465	283,710	—	—	—	—	17,479
Stock grants	—	—	—	—	29,934,782	29,935	81,375	—	—	—	—	111,310

Shares acquired	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(1,442)	(532,823)	—	—	(534,265)

BALANCE, DECEMBER 31, 2019	2,750	$3,065,337	1,000	$1,212,803	1,170,708,112	$1,170,708	$443,240	$(1,494)	$(6,559,880)	201,548,643	$(580,358)	$(1,249,644)

BALANCE, SEPTEMBER 30, 2018	1,473	$1,680,638	1,250	$1,424,933	514,065,402	$514,066	$1,330,361	$2,839	$(4,537,248)	35,471,535	$(365,352)	$50,237

Preferred stock dividends declared	—	21,008	—	17,812	—	—	—	—	(38,820)	—	—	—
Conversions	—	—	—	—	17,000,000	17,000	4,250	—	—	—	—	21,250
Stock grants	—	—	—	—	29,400,000	29,400	7,350	—	—	—	—	36,750

Net loss	—	—	—	—	—	—	—	(52)	(701,929)	—	—	(701,981)

BALANCE, DECEMBER 31, 2018	1,473	$1,701,646	1,250	$1,442,745	560,465,402	$560,466	$1,341,961	$2,787	$(5,277,997)	35,471,535	$(365,352)	$(593,744)

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Notes to the Unaudited Consolidated Financial Statements

December 31, 2019

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

For the six month period ended December 31, 2019, the Company had revenues of $69,315, a consolidated net loss of $770,853 and cash of $832,870 used in operating activities. As of December 31, 2019, the Company had cash of $176,145, a certificate of deposit of $100,374, a working capital deficit of $632,166 and an accumulated deficit of $6,559,880. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. We cannot predict, with certainty, the outcome of our efforts to generate liquidity and profitability, or whether such actions would generate the expected proceeds to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company as of December 31, 2019 and for the three and six month periods ended December 31, 2019 and 2018 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet dated as of June 30, 2019 is audited and is presented here as a basis for comparison. Although the financial statements and related information included herein have been prepared without audit, and certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Company believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of June 30, 2019. In the opinion of our management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 or June 30, 2019.

Accounts Receivable

Accounts receivables are amounts due from customers of our pharmaceutical, medical device and financial services divisions. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of December 31, 2019 or June 30, 2019.

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

Our Louisiana real estate holdings include our former corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property on Jefferson Street in Lafayette, Louisiana. As of December 31, 2019, we are leasing both properties to third parties. The Company is also currently using the Chemin Metairie Road property for equipment storage for our real estate management unit.

Effective August 1, 2017, the tenant that leases the Jefferson Street property renewed that lease through December 31, 2022 at a rent of $3,250 per month. Beginning December 1, 2019, the Chemin Metairie is leased through November 30, 2020 at a rental rate of $1,700 per month.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 113,508,450 outstanding warrants as of December 31, 2019 with an exercise price of $0.005 per share. Such warrants are anti-dilutive to EPS and are excluded from the calculation of EPS.

At December 31, 2019, including accrued but unpaid interest, there was one remaining 2016 Fixed Rate Convertible Note outstanding which totaling $60,301 and is convertible into 4,020,092 shares of common stock upon conversion of the remaining 2016 Fixed Rate Convertible Note.

During the six months ended December 31, 2019, we issued in private offerings exempt from registration debt securities in the form of new 2019 Variable Rate Convertible Notes (See Note 7) in the amount of $578,125. The proceeds were used for working capital. The 2019 Variable Rate Convertible Notes are convertible into shares of common stock at a variable conversion rate.

During the six months ended December 31, 2019, we issued in private offerings exempt from registration debt securities in the form of new 2019 Fixed Rate Convertible Notes (See Note 7) in the amount of $762,000. With the proceeds we paid off certain variable rate convertible notes outstanding in the amount of approximately $61,000, plus accrued interest. The 2019 Fixed Rate Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share and include 25% warrant coverage at $0.01 per share (which we refer to as the “2019 Warrants”).

At December 31, 2019, including accrued but unpaid dividends, there were potentially 204,355,790 shares of common stock issuable upon the conversion of our outstanding Series A Preferred Stock and, including accrued but unpaid dividends, there were potentially 121,280,359 shares of common stock issuable upon the conversion of our outstanding Series B Preferred Stock. The shares of common stock to be issued upon conversion of the warrants and the shares issuable from the conversion of the notes and the Series A and Series B Preferred stock have been excluded from earnings per share calculations because these shares are anti-dilutive.

On September 30, 2019, the Company received notice from the holder of $299,696 of the Series B Preferred Stock of his intent to convert his holdings into 29,969,648 shares of the Company’s common stock. The conversion was completed during the quarter ended December 31, 2019. During the fiscal year ended June 30, 2019, certain members of the board of directors and stockholders of the Company made $242,000 in interest free advances to the Company. During the six month period ended December 31, 2019, $10,000 of the advances were repaid and the remaining advances are convertible into shares of the Company’s common stock at rates ranging from $0.0024 to $0.0050 or 75,916,667 shares of common stock. During the quarter ended December 31, 2019, the Company received notice from related parties holding $142,000 of these advances of their intent to exercise their right to convert their advances into 55,916,667 shares of common stock. The conversion should be completed during the quarter ending March 31, 2020.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. All of our accumulated other comprehensive loss as of December 31, 2019 and June 30, 2019 relate to foreign currency translation.

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

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

Disaggregation of Revenue

For the six and three month periods ended December 31, 2019 and 2018, a summary of our revenue on a disaggregated basis is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Sales of pharmaceuticals	$—	$33,611	$—	$70,335
Sales of medical devices	1,904	482	42,712	676
Rental revenue from operating lease payments	16,853	14,759	26,603	24,509
	$18,757	$48,852	$69,315	$95,520

Transaction Prices

In some cases, we may offer introductory discounts to customers. In such cases, we reduce the recorded revenue for such discounts. For the six month periods ended December 31, 2019 and 2018, our revenues were reduced by $42,649 and $0, respectively, for such discounts. For the three month periods ended December 31, 2019 and 2018, our revenues were reduced by $28,109 and $0, respectively, for such discounts.

4.	OTHER ASSETS

The investment in Tower Hotel Fund 2013, LLC is recorded at cost and the Company is not aware of any indicator of impairment as of December 31, 2019. It is not practicable for the Company to estimate fair value of this investment.

We are pursuing the sale of our remaining investment in the real estate limited partnership investment. During the year ended June 30, 2019, based on stability of operations of the underlying real estate property and recent valuations, the partnership refinanced the property. We received a distribution of approximately $370,000 from the real estate limited partnership following this refinancing. This distribution was recorded as a reduction of our investment in the limited partnership, which is recorded at cost. We are currently in negotiations to sell our interest in the partnership, but we are uncertain if such a transaction will close during the next twelve months. Thus, our investment is shown as a non-current asset as of December 31, 2019 in the accompanying consolidated balance sheet.

As of December 31, 2019, we have approximately $352,620 ($269,980 net of accumulated amortization) in intangible assets related to licenses held by EcoGen. Such intangible assets are being amortized over an estimated useful life of 20 years.

In September 2018, the Company acquired the exclusive license rights to certain medical device technology for $450,000, plus a broker’s fee of $17,500. Under the terms of the license agreement, the Company has paid $25,000 plus the first of a total twenty quarterly payments of $21,250. Any remaining payments become immediately payable upon the receipt of final approval by the FDA of devices related to the technology. Additionally, the Company agreed to pay a consulting fee of $1,000 per month for sixty months. The broker’s fee was paid through the issuance of 14 million shares of the Company’s common stock. The quarterly payments have been suspended at the present time as the Company and the seller negotiate certain disputes related to representations made by the seller at the time the Company acquired the rights. The ultimate date and resolution of this negotiation cannot be estimated at this time. As a result, the Company has included all of the future payments under the original agreement as noncurrent in the accompanying December 31, 2019 and June 30, 2019 consolidated balance sheets.

In the six months ended December 31, 2019, we issued 20,000,000 shares of Common Stock under the terms of a 2015 consulting agreement as a result of reaching certain milestones related to the development of our needle destruction devices. Under the terms of this consulting agreement, an additional 40,000,000 shares of Common Stock may be issued if other milestones are met.

5.	INSURANCE NOTE PAYABLE

We finance a portion of our insurance premiums. At December 31, 2019, there was a $159,799 outstanding balance due on our premium finance agreements. The agreements have effective interest rates of 6.2% to 10.9%. The policies related to these premiums expire between July and October 2020.

6.	RELATED PARTY TRANSACTIONS

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matures on March 31, 2020. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. At December 31, 2019, the outstanding principal balance totaled $0.

During the fiscal year ended June 30, 2019, certain members of the board of directors and stockholders of the Company made $242,000 in interest free advances to the Company. During the six month period ended December 31, 2019, $10,000 of the advances were repaid and the remaining advances are convertible into shares of the Company’s common stock at rates ranging from $0.0024 to $0.0050 or 75,916,667 shares of common stock. During the quarter ended December 31, 2019, the Company received notice from the holders of $142,000 of these related parties of their intent to exercise their right to convert their advances into 55,916,667 shares of common stock. The conversion should be completed during the quarter ending March 31, 2020.

Beginning in the quarter ended March 31, 2017, certain members of management agreed to forgo management fees in consideration of the operating cash flow needs of the Company. There is not a set timeline to reinstitute such management fees. As of December 31, 2019 and June 30, 2019, $50,000 in such fees remain unpaid and are recorded in accounts payable and accrued liabilities in the accompanying balance sheets.

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

The 2016 Fixed Rate Convertible Notes mature on March 15, 2021, the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. The Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Fixed Rate Convertible Notes. The Company may only issue the notice of its intent to redeem the Fixed Rate Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. Holders of Fixed Rate Convertible Notes have the right to convert all or any portion of the Fixed Rate Convertible Notes at the conversion price at any time prior to redemption.

During the year ended June 30, 2019, concurrent with the execution of the Exchange Agreement more fully described in Note 9, holders of $515,247 aggregate principal amount of the Company’s 5% convertible promissory notes (“Notes”), including accrued interest, converted their Notes into 103,132,226 shares of Common Stock. During the six month period ended December 31, 2019, $17,480 of Notes were converted by the holders into 3,495,943 shares of Common Stock. At December 31, 2019, there was one remaining 2016 Fixed Rate Convertible Note outstanding with principal and accrued interest approximates $60,301. The one remaining 2016 Fixed Rate Convertible Note (plus accrued interest) is convertible into our common stock at a conversion rate of $0.015 per share or 4,020,092 shares. During the six month period ended December 31, 2019 and 2018, we paid-in-kind $1,471 and $15,665, respectively, of interest on these convertible notes.

In August 2019, we authorized the issuance of up to $1.25 million in principal amount of new convertible promissory notes (which we refer to as the “2019 Fixed Rate Convertible Notes”). The 2019 Fixed Rate Convertible Notes are secured by certain Company real estate holdings. As of December 31, 2019, $762,000 ($739,500 net of deferred loan costs) of 2019 Fixed Rate Convertible Notes were outstanding.

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

During the six months ended December 31, 2019, we also issued $578,125 of convertible notes to third parties with variable conversion rates (“2019 Variable Rate Convertible Notes”). The 2019 Variable Rate Convertible Notes mature at various dates between September 2020 and December 2020. We received, net of financing costs incurred, $505,696 in cash from the issuance of these notes. These 2019 Variable Rate Convertible Notes have interest accruing at rates ranging between 10% - 12%. These notes issued to third parties have a variable conversion rate based on the price of the Company’s common stock. None of the 2019 Variable Rate Convertible Notes have been converted into shares of common stock. During the quarter ended September 30, 2019, a holder of certain Variable Rate Convertible Notes issued in February 2018 converted $41,250 of notes, including accrued interest, into 41,250,000 shares of common stock as part of a settlement agreement between the parties.

At December 31, 2019, $243,125 of the 2019 Variable Rate Convertible Notes were convertible into common stock beginning in the quarter ending March 31, 2020. Subsequent to December 31, 2019, we repaid in full the entire outstanding principal amount of $243,125, plus accrued interest, under these 2019 Variable Convertible Notes.

Certain of the 2019 Variable Rate Convertible Notes have maturity dates prior to December 31, 2020 and could be classified as a current liability. However, it is the Company’s expectation that we will either re-finance these convertible notes to longer terms, pay off such amounts with the proceeds of long-term financing, or permit a limited amount of conversions. Therefore, we have classified these notes as noncurrent. If we do not re-finance these convertible notes to longer terms, however, the holders of the convertible notes have the option to convert these notes into equity or hold the convertible notes to maturity.

During the year ended June 30, 2019, we issued $29,250 of convertible notes to our majority stockholder in exchange for 7,450,000 shares of our common stock.

In February 2018, we obtained a $100,000 line of credit from a bank. The line of credit matures in February 2021 and is collateralized by a $100,000 certificate of deposit at the bank. As of December 31, 2019, approximately $100,000 was drawn under the line of credit. The interest rate on the line of credit is 7.0% per annum. Subsequent to December 31, 2019, proceeds from the certificate of deposit were used to repay the outstanding balance under the line of credit plus accrued interest.

On March 12, 2019, we obtained a $180,000 real estate loan from a financial institution. The note matures on April 1, 2020 and is secured by certain real estate property and the personal guarantee of an officer and director of the Company. Interest only is payable monthly and accrues at an interest rate of 12%.

In the quarter ended June 30, 2019, we entered into a series of credit financing arrangements from financing institutions by pledging future accounts receivable. The proceeds from these credit agreements were used to pay the initial amount due under the Schreiber settlement agreement. As of June 30, 2019, we had drawn approximately $153,000 under these agreements. During the six month period ended December 31, 2019, additional draws of approximately $6,000 occurred and payments of approximately $56,000 were made. As of December 31, 2019, approximately $103,000 remained outstanding on these loans.

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

On October 11, 2019, Mr. Schreiber and the Schreiber Trust filed a Motion to Enforce Settlement Agreement (the “Motion”) with the Louisiana Court alleging that the Company has failed to comply with its obligations under the Settlement Agreement by selling stock for cash subsequent to the parties entering into the Settlement Agreement. The Motion seeks to accelerate the amounts owed to Mr. Schreiber and the Schreiber Trust under the Settlement Agreement as well as attorneys’ fees. The Company believes the Motion is without merit and intends to vigorously defend against the Motion.

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

Pursuant to the Agreement, the Company agreed to issue to the Consultant 68,700,000 shares of the Company’s common stock, which is equal to approximately 5% of the Company’s outstanding common stock on a fully diluted basis as of the Effective Date. Further, the Company has agreed to issue to the Consultant, one year after the Effective Date, an additional 68,700,000 shares of the Company’s common stock, unless DPI has provided the Company with written notice of its intention not to extend the Initial Period. As of the date of this Quarterly Report on Form 10-Q, the Company has not yet issued any of the shares pursuant to the Agreement.

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

 During the six months ended December 31, 2019 and 2018, we paid-in-kind $114,591 and $77,160, respectively, of related preferred stock dividends.

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

Concurrent with the execution of the Exchange Agreement, holders of $580,108 aggregate principal amount of the Company’s 5% convertible promissory notes (“Notes”), including accrued interest, were offered and converted their Notes into 116,021,700 shares of Common Stock at aa conversion price of $0.005 per share. The extinguishment of the notes and the related accrued interest for the shares of common stock resulted in a gain on extinguishment of approximately $419,000 based on the closing price of the common stock as of the exchange date.

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

In conjunction with the 2019 Fixed Rate Convertible Notes, the holders of the 2019 Fixed Rate Convertible Notes were issued 19,050,000 warrants to purchase the Company’s common stock at a price of $0.01 per share. The warrants expire ten years from the date of issuance.

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

Thus, there is no net tax asset recorded as of December 31, 2019 or June 30, 2019 as a 100% valuation allowance has been established for any tax benefit. Similarly, there is no income tax benefit recorded on the net loss of the Company for the periods ended December 31, 2019 and 2018.

11.	SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical, and Other Services. Our Land & Hospitality and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United States and the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss. The following table reflects our segments as of December 31, 2019 and 2018 and for the six month and three month then ended.

		MEDICAL
Six months ended	LAND &	DEVICE &	OTHER
December 31, 2019	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$26,603	$42,712	$—	$—	$69,315
Operating loss	$(15,976)	$(197,610)	$(75)	$(390,204)	$(603,865)
Interest expense	$26,569	$317	$—	$184,629	$211,515
Depreciation and amortization	$15,667	$26,250	$—	$—	$41,917
Identifiable assets	$919,515	$201,189	$77,849	$1,467,089	$2,665,642

		MEDICAL
Six months ended	LAND &	DEVICE &	OTHER
December 31, 2018	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$24,509	$71,011	$—	$—	$95,520
Operating income (loss)	$(2,203)	$(84,761)	$(201)	$(233,663)	$(320,828)
Interest expense	$7,737	$—	$—	$173,481	$181,218
Depreciation and amortization	$15,667	$45,484	$—	$—	$61,151
Identifiable assets	$943,966	$1,117,450	$—	$162,129	$2,223,545

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
December 31, 2019	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$16,853	$1,904	$—	$—	$18,757
Operating loss	$(10,501)	$(130,313)	$(75)	$(268,291)	$(409,180)
Interest expense	$12,891	$212	$—	$110,540	$123,643
Depreciation and amortization	$7,833	$13,126	$—	$—	$20,959

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
December 31, 2018	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$14,759	$34.093	$—	$—	$48,852
Operating income (loss)	$3,285	$(34,335)	$(21)	$(181,743)	$(212,814)
Interest expense	$3,841	$—	$—	$88,774	$92,615
Depreciation and amortization	$7,834	$22,568	$—	$—	$30,402

12.	SUBSEQUENT EVENTS

The Company evaluated events occurring after December 31, 2019, and through the date the financial statements were issued, February 19, 2020 and concluded there were no events or transactions that would require recognition or disclosure in these financial statements.

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

Working Capital

	December 31, 2019	June 30, 2019
Current Assets	$808,769	$405,685
Current Liabilities	$1,440,935	$1,474,348
Working Capital (Deficit)	$(632,166)	$(1,068,663)

RESULTS OF OPERATIONS

Operating Revenues

We commenced operations in our commercial real estate leasing business units in 2015. On December 31, 2015, our medical device business unit completed the acquisition of certain specialized tangible and intangible medical devices. On March 23, 2016, RedHawk Pharma UK Ltd acquired a 25% equity interest in EcoGen Europe Ltd, a United Kingdom based distributor of branded generic pharmaceuticals. During the quarter ended December 31, 2017, we increased our ownership in EcoGen to 100%. Sales efforts for our medical devices and branded generic pharmaceuticals commenced during the quarter ending September 30, 2016. We changed our revenue focus from branded generic pharmaceutical sales in the United Kingdom to more profitable medical device sales in the United States. The Company sells its smaller needle incineration device (SANDD mini) primarily to consumers, school nurses and law enforcement agencies.

For the six month period ended December 31, 2019, revenues from sales of our medical devices, branded generic pharmaceutical products and rentals of our commercial properties totaled $69,315 (introductory discounts of $42,649 were provided to certain customers during the period) as compared to revenues of $95,520 for the comparable six month period ended December 31, 2018. There were no discounts in the comparable six month period ended December 31, 2018.

During the three and six month periods ended December 31, 2019, the Company’s revenues were principally from sale of the Company’s needle incineration devices whereas revenues for the comparable three and six month periods ended December 31, 2018 were principally from the Company’s branded generic pharmaceuticals in the United Kingdom. During the 2019 fiscal year, the Company announced that it would shift its revenue focus away from the lower profit margin branded generic pharmaceuticals to its more profitable needle incineration medical devices. For the six month period ended December 31, 2019 and 2018, our branded generic pharmaceutical sales totaled $0 and $70,335, respectively.

Gross profit margin from the sale of the Company’s needle incineration devices, excluding introductory discounts, approximate 80% as compared to approximately 27% from sales of the Company’s branded generic pharmaceuticals. The gross profit margin in the six and three month periods ended December 31, 2019 were affected by the introductory discounts provided to two new customers. The lower gross profit margins from the sale of the Company’s branded generics pharmaceuticals resulted from lowering of posted drug tariff prices by the United Kingdom National Health Service. The change in the Company’s revenue focus away from branded generic pharmaceuticals is expected to be temporary but will remain our revenue focus until tariff prices improve.

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

Operating Expenses and Loss from Continuing Operations

For the six month period ended December 31, 2019, we reported a consolidated net loss of $770,853 on revenues of $69,315 as compared to a consolidated net loss of $898,546 on revenues of $95,520 for the comparable three month period ended December 31, 2018. For the three month period ended December 31, 2019, we reported a consolidated net loss of $532,823 on revenues of $18,757 as compared to a consolidated net loss of $701,929 on revenues of $48,852 for the comparable six month period ended December 31, 2018. There were introductory discounts of $42,649 and $28,109 in the six month and three month periods ended December 31, 2019. No introductory discounts occurred in the three and six month periods ended December 31, 2018.

The net loss for the six and three month periods ended December 31, 2019 includes approximately $$35,000 and $7,500 respectively, of non-recurring professional services principally resulting from certain regulatory matters and contract preparation in connection with the Company’s consulting agreement with Drew Pinsky, Inc. (“DPI”) f/s/o Dr. Drew Pinsky (“Consultant”), regulatory filings in connection with the Company’s obligation to issue equity to the Consultant under the consulting agreement and preparation on contractual documents in connection with the 2019 Fixed Rate Convertible Notes. Additionally, the six and three month periods ended December 31, 2019 also includes approximately $73,000 and $40,000, respectively of marketing consulting fees incurred in connection with the consulting agreement with DPI, $52,000 and $27,000, respectively, of consulting fees principally related to the Company’s new investor relations advisor, $53,000 and $29,000, respectively of audit fees, $58,000 and $24,000, respectively, of non-recurring research and development costs, approximately $11,000 and $3,000, respectively, of higher costs associated with website and social media development, and $20,000 of additional marketing start-up costs associated with the launch of sales for the Company’s needle incineration devices.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $176,145 and a certificate of deposit of $100,374 compared with cash of $1,648 and a certificate of deposit of $100,374 at June 30, 2019.

During the six months ended December 31, 2019, we issued in private offerings exempt from registration $578,125 of variable convertible notes (proceeds of $505,696, net of financing costs). We also issued $762,000 of new fixed rate convertible notes (proceeds of $727,145, net of financing costs). The proceeds from these debt financings were used to pay approximately $215,250, plus accrued interest and prepayment penalties, of variable interest convertible notes and provide working capital.

The Company is continuing to pursue the sale of its real estate holdings. Also refer to the Going Concern section of Note 1 to our unaudited consolidated financial statements.

Cash Flows

	Six months ended December 31,
	2019	2018
Cash Flows (used in) Operating Activities	$(833,870)	$(304,406)
Cash Flows provided by (used in) Investing Activities	$—	$342,827
Cash Flows provided by (used in) Financing Activities	$997,491	$(39,830)
Net Change in Cash During Period	$174,497	$(4,266)

Cash Flow from Operating Activities

During the six month period ended December 31, 2019, $832,870 of cash was used by our operating activities as compared to $304,406 used in our operating activities for the comparable six month period ended December 31, 2018. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities. During the six month period ended December 31, 2019, as we moved forward with the development and sales efforts of our needle incineration devices, we expended cash on inventory, sales and marketing, research and development, professional fees, operating costs (including insurance), and administrative costs. We also paid interest of $80,158 in the six month period. These added cash outlays increased our cash used in operating activities.

Cash Flows from Investing Activities

During the six month period ended December 31, 2018, we received approximately $370,000 in distributions from our limited liability real estate investment in Hawaii. This was partially offset by the deposit made in connection with the acquisition of a license. No investing activity cash flows occurred in the six months ended December 31, 2019.

Cash Flows from Financing Activities

During the six month period ended December 31, 2019, we received net proceeds, after financing costs incurred, of approximately $335,000 from the issuance of 2019 Variable Rate Convertible Notes and $762,000 from the issuance and sale of the 2019 Fixed Rate Convertible Notes. The proceeds received were used to pay certain variable interest notes and provide working capital.

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

Changes in Internal Control Over Financial Reporting

During the six month period ended December 31, 2019, our board of directors established the following remediation measures to address certain material weaknesses disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019:

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Please see Note 8 to the unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the quarter ended December 31, 2019, including a summary of the Motion to Enforce Settlement Agreement that was filed against the Company by Daniel J. Schreiber and the Daniel J. Schreiber Living Trust – Dtd 2/08/95 in the United States District Court for the Eastern District of Louisiana on October 11, 2019.

ITEM 1A.  RISK FACTORS.

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended December 31, 2019, we issued the following securities in transactions that were exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended:

●	We issued 3,495,942 shares of common stock upon conversion of approximately $17,480 of convertible notes, including accrued interest, that were previously sold to accredited investors in March 2016;
●	We issued 29,969,648 shares of common stock upon conversion of $299,696 of convertible Series B Preferred stock, including payment-in-kind dividends, that were previously sold in February 2016;
●	We issued 29,934,782 shares of common stock to accredited investors in lieu of cash payments for services and deposits.

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

REDHAWK HOLDINGS CORP.
(Registrant)

Dated: February 19, 2020	/s/ G. Darcy Klug
G. Darcy Klug
Interim Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)