Form 10-Q
period 2020-03-31
RedHawk Holdings Corp.
filed 2020-06-29
CIK 1353406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54323

RedHawk Holdings Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-3866475
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Petroleum Drive, Suite 200
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

On June 15, 2020, 963,651,157 shares of common stock, par value 0.001 per share, were outstanding.

EXPLANATORY NOTE

RedHawk Holdings Corp. (the “Company”) is hereby relying on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No 34-88465) (the “Order”) in connection with this filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “March 31, 2020 Form 10-Q”) due to the circumstances related to COVID-19. In particular, COVID-19 has caused disruptions in our normal interactions with our auditors. The Company has a minimal accounting staff and historically provided its auditors with full access to work papers and related information. Because the audit personnel are now working remotely as much as possible, and relying on our minimal staff to furnish work papers and other documents, the Company’s ability to complete its review and file the March 31, 2020 Form 10-Q prior to its original due date without unreasonable expense was delayed.

REDHAWK HOLDINGS CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED Consolidated Financial Statements.

REDHAWK HOLDINGS CORP.
Consolidated Balance Sheets
(unaudited)

	March 31,	June 30,
	2020	2019
ASSETS

Current Assets:
Cash	$99,246	$1,648
Certificate of deposit	—	100,374
Receivables	196,192	—
Inventory, at cost	181,604	181,227
Prepaid expenses	257,189	122,436
Total Current Assets	734,231	405,685

Property, Equipment and Improvements:
Land	110,000	110,000
Tooling and equipment	5,600	—
Building and improvements	670,000	670,000
	785,600	780,000
Less, accumulated depreciation	(135,980)	(112,479)
	649,620	667,521
Other Assets:
Operating lease right-of-use asset	67,254	—
Investment in real estate limited partnership	257,173	257,173
Intangible asset, net of amortization of $444,820 and $404,946, respectively	816,713	848,992
Other assets	130,060	129,962
	1,271,200	1,236,127
Total Assets	$2,655,051	$2,309,333

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$1,061,460	$899,685
Deferred revenue	267,145	—
Current maturities of long-term debt	190,439	184,585
Current portion of operating lease right-of-use liabilities	20,386	—
Lines of credit	173,661	253,219
Insurance notes payable	12,537	136,859
Total Current Liabilities	1,725,628	1,474,348

Non-current Liabilities
Due to related parties	242,000	230,250
Other non-current liabilities	503,750	703,750
Real estate note payable, net of current maturities	216,459	224,097
Operating lease right-of-use liabilities, net of current portion	46,868	—
Convertible notes payable, net of $94,865 and $49,241 in deferred loan costs	1,633,909	342,304
	2,642,986	1,500,401
Total Liabilities	4,368,614	2,974,749

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock, 5,000 authorized shares and 3,750 and 4,000 issued and outstanding at March 31, 2020 and June 30, 2019, respectively
5% Series A, 2,750 shares designated, $1,123 and $1,099 stated value, respectively, 2,750 issued and outstanding at March 31, 2020 and June 30, 2019	3,087,691	3,021,453
5% Series B, 1,250 shares designated, $1,228 and $1,183 stated value, respectively, and 1,000 issued and outstanding at March 31, 2020 and 1,250 issued and outstanding at June 30, 2019	1,227,964	1,479,039
Common Stock, par value of $0.001 per share, 2,000,000,000 authorized shares and 1,171,208,112 and 1,034,340,037 issued, respectively	1,171,208	1,034,340
Additional paid-in capital	445,940	51,811
Accumulated other comprehensive gain (loss)	(13,392)	2,735
Accumulated deficit	(7,052,616)	(5,674,436)
	(1,133,205)	(85,058)
Less, Treasury stock 201,548,643 shares, at cost	(580,358)	(580,358)
Total Stockholders’ Equity (Deficit)	(1,713,563)	(665,416)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,655,051	$2,309,333

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Revenues	$148,674	$73,556	$217,989	$169,076

Operating Expenses:
Costs of goods sold	38,467	17,986	55,388	49,016
Sales and marketing expenses	90,830	1,746	208,701	5,772
Professional fees	62,525	43,462	229,885	210,229
Research and development costs	25,420	—	83,901	—
Operating expenses	76,796	97,384	212,893	106,795
Depreciation and amortization	21,458	19,208	63,375	80,359
General and administrative	47,624	27,973	182,157	171,936

Total Operating Expenses	363,120	207,759	1,036,300	624,107

Net Loss from Operations	(214,446)	(134,203)	(818,311)	(455,031)

Other Income (Expense):
Loss on extinguishment of debt, net	(129,338)	—	(84,811)	—
Settlement gain (loss), net	(27,752)	10,000	(27,752)	(386,500)
Interest (expense) income, net	(67,723)	25,504	(279,238)	(155,714)
	(224,813)	35,504	(391,801)	(542,214)

Net Loss	(439,259)	(98,699)	(1,210,112)	(997,245)

Other comprehensive income (loss):
Gain (loss) on foreign currency translation	(11,898)	(52)	(16,127)	2,735
	(11,898)	(52)	(16,127)	2,735

Comprehensive Loss	(451,157)	(98,751)	(1,226,239)	(994,510)

Preferred Stock Dividends	(53,477)	(39,305)	(168,068)	(116,466)

Comprehensive Loss Available for Common Stockholders	$(504,634)	$(138,056)	$(1,394,307)	$(1,110,976)

Net Loss Per Share:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—

Weighted Average Shares Outstanding:
Basic	969,280,348	557,460,616	924,946,538	487,312,611
Diluted	969,280,348	557,460,616	924,946,538	487,312,611

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,210,112)	$(997,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	39,874	56,859
Amortization of discount on convertible debentures	—	16,350
Amortization of deferred loan costs	115,928	50,083
Depreciation	23,501	23,500
Non-cash expenses	246,279	95,242
Non-cash settlement loss	—	224,976
Loss on extinguishment of debt	18,449)	—
Changes in operating assets and liabilities:
Accounts receivable	(196,192)	(32,327)
Inventory	(3,594)	30,547
Prepaid expense and other assets	(326,184)	(2,903)
Accounts payable and accrued liabilities	(181,044)	14,626
Deferred Revenue	267,145	—
Net Cash Used in Operating Activities	(1,205,950)	(520,292)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	100,374	—
Purchase of equipment	(5,600)	—
Proceeds from distribution from limited liability partnership	—	367,827
Purchase of license	—	(46,250)
Net Cash Provided by Investing Activities	94,774	321,577
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties, net	11,750	64,326
Proceeds from issuance of convertible debt	1,910,862	181,000
Payments on convertible debt	(458,375)	(132,726)
Purchase of treasury stock	—	(78,566)
Costs related to debt for equity conversions	—	(10,300)
Deferred loan costs	(159,566)	(33,110)
Proceeds from long-term debt	—	180,000
Proceeds from short-term debt	110,914	71,314
Payments on short-term debt	(190,472)	—
Net proceeds from (payments on) insurance notes payable	21,561	(2,071)
Principal payments on long-term debt	(7,202)	(6,818)
Net Cash Provided by Financing Activities	1,239,472	233,049
Effect of exchange rate on cash	(30,698)	(22,491)
Net change in cash	97,598	11,843
Cash, Beginning of Period	1,648	19,034
Cash, End of Period	$99,246	$30,877

Non-Cash Investing and Financing Activities:
Preferred stock dividends paid-in-kind	$114,859	$116,466
Conversion of debt to common stock	$117,318	$184,635
Common stock issued in lieu of cash for services and assets	$97,810	$17,500
Conversion of preferred stock to common stock	$299,696	$—
Increase in liabilities related to license agreement acquisition	$—	$403,750
Operating lease assets obtained for operating lease liabilities	$67,254	$—

Supplemental Disclosures:
Interest paid	$229,867	$12,526
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

	SERIES A PREFERRED STOCK		SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	GAIN (LOSS)	DEFICIT	SHARES	AMOUNT	TOTAL
BALANCE, JUNE 30, 2019	2,750	$3,021,453	1,250	$1,479,039	1,034,340,037	$1,034,340	$51,811	$2,735	$(5,674,436)	201,548,643	$(580,358)	$(665,416)
Preferred stock dividends declared	—	66,238	—	48,621	—	—	—	—	(168,068)	—	—	(53,209)

Conversions	—	—	(250)	(299,696)	86,933,293	86,933	288,754	—	—	—	—	72,791
Stock grants	—	—	—	—	49,934,782	49,936	105,375	—	—	—	—	158,511
Shares acquired	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(16,127)	(1,210,112)	—	—	(1,226,239)

BALANCE, MARCH 31, 2020	2,750	$3,087,691	1,000	$1,227,964	1,171,208,112	$1,171,208	$445,940	$(13,392)	$(7,052,616)	201,548,643	$(580,358)	$(1,713,563)

BALANCE, JUNE 30, 2018	1,473	$1,659,889	1,250	$1,407,342	398,410,762	$398,411	$1,311,076	$—	$(4,302,291)	35,471,535	$(365,352)	$109,075
PIK dividends									(116,465)			(116,465)
Preferred stock dividends declared	—	63,028	—	53,438	—	—	—	—		—	—	116,466

Conversions	—	—	—	—	293,453,979	293,454(	(22,339)	—	—	—	—	271,115
Stock grants	—	—	—	—	48,400,0004	48,400	40,808	—	—	—	—	89,208
Shares acquired										52,377,108	(78,566)	(78,566)
Net loss	—	—	—	—	—	—	—	2,735	(997,245)	—	—	(994,510)

BALANCE, MARCH 31, 2019	1,473	$1,722,917	1,250	$1,460,780	740,264,741	$740,265	$1,329,545	$2,735	$(5,416,001)	87,848,643	$(443,918)	$(603,677)

	SERIES A PREFERRED STOCK		SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	GAIN (LOSS)	DEFICIT	SHARES	AMOUNT	TOTAL
BALANCE, DECEMBER 31, 2019	2,750	$3,065,337	1,000	$1,212,803	1,170,708,112	$1,170,708	$443,240	$(1,494)	$(6,559,880)	201,548,643	$(580,358)	$(1,249,644)

Preferred stock dividends declared	—	22,354	—	15,161	—	—	—	—	(53,477)	—	—	(15,964)
	—	—
Conversions	—	—	—	—	500,000	500	2,700	—	—	—	—	3,200

Shares acquired	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(11,898)	(439,259)	—	—	(451,157)

BALANCE, MARCH 31, 2020	2,750	$3,087,691	1,000	$1,227,964	1,171,208,112	$1,171,208	$445,940	$(13,392)	$(7,052,616)	201,548,643	$(580,358)	$(1,713,563)

BALANCE, DECEMBER 31, 2018	1,473	$1,701,646	1,250	$1,442,745	560,465,402	$514,066	$1,341,961	$2,787	$(5,277,997)	35,471,535	$(365,352)	$(593,744)

Preferred stock dividends declared	—	21,271	—	18,034	—	—	—	—	(39,305)	—	—	—
Conversions	—	—	—	—	160,799,339	160,799	(21,916)	—	—	—	—	138,883
Stock grants	—	—	—	—	19,400,000	29,400	9,500	—	—	—	—	28,500
Shares acquired	—	—	—	—	—	—	—	—	—	52,377,108	(78,566)	(78,566)
Net loss	—	—	—	—	—	—	—	(52)	(98,699)	—	—	(98,751)

BALANCE, MARCH 31, 2019	1,473	$1,722,917	1,250	$1,460,708	740,264,741	$740,265	$1,329,545	$2,735	$(5,416,001)	87,848,643	$(443,918)	$(603,677)

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

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

Currently, the Company is a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through its medical products business unit, the Company sells the SANDD™ Insulin Needle Destruction Unit (formerly known as the Disintegrator™), non-contact thermometers, face masks, surgical masks, UV lights, WoundClot Surgical - Advanced Bleeding Control, the Carotid Artery Digital Non-Contact Thermometer and Zonis®. Through our United Kingdom based subsidiary, we manufacture and market branded generic pharmaceuticals, certain other generic pharmaceuticals known as “specials” and certain pharmaceuticals outside of the United Kingdom’s National Health Service drug tariff referred to as NP8’s. Centri Security Systems LLC, a wholly-owned subsidiary of the Company, holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner. Our real estate leasing revenues are generated from commercial properties under lease. Additionally, the Company’s real estate investment unit holds limited liability company interests in a commercial restoration project in Hawaii.

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

For the three month period ended March 31, 2020, the Company had revenues of $148,674, a consolidated net loss of $439,259. For the nine month period ended March 31, 2020, the Company had revenues of $217,989, a consolidated net loss of $1,210,112 and cash of $1,205,950 used in operating activities. As of March 31, 2020, the Company had cash of $99,246, a working capital deficit of $991,397 and an accumulated deficit of $7,052,616. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. We cannot predict, with certainty, the outcome of our efforts to generate liquidity and profitability, or whether such actions would generate the expected proceeds to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company as of March 31, 2020 and for the three and nine month periods ended March 31, 2020 and 2019 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet dated as of June 30, 2019 is audited and is presented here as a basis for comparison. Although the financial statements and related information included herein have been prepared without audit, and certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Company believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2019. In the opinion of our management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

We derive revenue from several types of activities – medical device sales, branded generic pharmaceutical sales, commercial real estate leasing and financial services. Our medical device sales include the marketing and distribution of certain professional and consumer grade digital non-contact thermometers, needle destruction unit and advanced bleeding control, non-compression hemostasis. Through our United Kingdom based subsidiary, we manufacture, and market, branded generic pharmaceuticals, and certain other generic pharmaceuticals known as “specials”. Our real estate leasing revenues are from certain commercial properties under lease. The financial service revenue is from brokerage services. The Company offers customer discounts in certain cases. Such discounts are estimated at time of product sale and revenues are reduced for such discounts at the time of the sale. Shipping and handling costs are included in revenue and costs of goods sold.

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 or June 30, 2019.

Accounts Receivable

Accounts receivables are amounts due from customers of our pharmaceutical, medical device and financial services divisions. We do not require collateral from our customers. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of March 31, 2020 or June 30, 2019.

Inventory

Inventory consist of purchased thermometers, an advanced bleeding control, non-compression hemostasis, a patented antimicrobial ionic silver calcium catheter dressing, needle destruction devices and certain branded generic pharmaceuticals held for resale. All inventories are stated at the lower of cost or net realizable value utilizing the first-in, first-out method.

Property and Improvements

Property and improvements are stated at cost. We provide for depreciation expense on a straight-line basis over each asset’s useful life depreciated to their estimated salvage value. Buildings are depreciated over a useful life of 20 to 30 years. Building improvements are depreciated over a useful life of 5 to 10 years. Tooling and equipment are depreciated over a useful life of ten years.

Our Louisiana real estate holdings include our former corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property on Jefferson Street in Lafayette, Louisiana. As of March 31, 2020, we are leasing both properties to third parties. The Company is also currently using a portion of the Chemin Metairie Road property for equipment storage for our real estate management unit.

Effective August 1, 2017, the tenant that leases the Jefferson Street property renewed that lease through December 31, 2022 at a rent of $3,250 per month. Beginning December 1, 2019, the Chemin Metairie is leased through December 31, 2020 at a rental rate of $1,700 per month.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company follows Accounting Standard Codification (which we refer to as “ASC”) 740, Income Taxes, which requires the Company to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the period they are incurred. The Company does not believe that it has any uncertain tax positions.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 113,508,450 outstanding warrants as of March 31, 2020 with an exercise price of $0.005 per share. Such warrants are anti-dilutive to EPS and are excluded from the calculation of EPS.

At March 31, 2020, including accrued but unpaid interest, there was one remaining 2016 Fixed Rate Convertible Note outstanding which totaling $61,037 and is convertible into 4,069,118 shares of common stock upon conversion of the remaining 2016 Fixed Rate Convertible Note.

During the nine months ended March 31, 2020, we issued in private offerings exempt from registration debt securities in the form of new 2019 Variable Rate Convertible Notes (See Note 7) in the amount of $1,078,862. The proceeds were used for working capital. The 2019 Variable Rate Convertible Notes are convertible into shares of common stock at a variable conversion rate.

During the nine months ended March 31, 2020, we issued in private offerings exempt from registration debt securities in the form of new 2019 Fixed Rate Convertible Notes (See Note 7) in the amount of $832,000. With the proceeds we paid off certain variable rate convertible notes outstanding in the amount of approximately $458,000, plus accrued interest. The 2019 Fixed Rate Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share and include 25% warrant coverage at $0.01 per share (which we refer to as the “2019 Warrants”).

At March 31, 2020, including accrued but unpaid dividends, there were potentially 205,846,071 shares of common stock issuable upon the conversion of our outstanding Series A Preferred Stock and, including accrued but unpaid dividends, there were potentially 122,796,364 shares of common stock issuable upon the conversion of our outstanding Series B Preferred Stock. The shares of common stock to be issued upon conversion of the warrants and the shares issuable from the conversion of the notes and the Series A and Series B Preferred stock have been excluded from earnings per share calculations because these shares are anti-dilutive.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. All of our accumulated other comprehensive loss as of March 31, 2020 and June 30, 2019 relate to foreign currency translation.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. The revised guidance requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all long-term lease arrangements. The Company was required to adopt ASU 2016-02 as of July 1, 2019. The Company has elected to use the short-term lease exception allowed in ASU 2016-02. The adoption, therefore, did not have any effect on the Company’s consolidated financial statements as we did not have any leases with non-cancellable terms in excess of one year as of the adoption date. We did enter into a long-term lease in the quarter ended March 31, 2020 for new office space and have recorded a right-of-use asset and the related lease obligation as of March 31, 2020. Also see Note 6.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

Sales of pharmaceuticals and medical devices are recognized generally at the point in time when delivery occurs and title transfers to the buyer. Sales of pharmaceuticals and medical devices are usually collected within 90 days of the date of sale. In certain cases, the customers make advance payments on orders of medical devices. Such advance payments are recorded as deferred revenue in the accompanying consolidated balance sheets. As of March 31, 2020 and June 30, 2019, we had $267,145 and $0, respectively, of deferred revenue recorded.

We have distributorship and sales representative agreements in place with third parties who do not take ownership of products. Any costs incurred related to these agreements are considered to be sales and marketing expenses. In the quarter ended March 31, 2020, we entered into a one-year distribution agreement with Dolphin Medical LLC (the “distributor”), which requires the distributor to order and purchase a minimum number of medical devices in each quarter of the agreement. The Company has invoiced and recorded revenue of approximately $87,500 and the related cost of goods sold in the quarter ended March 31, 2020 for the required minimum purchase.

We also earn rental income from operating leases which is recognized over the rental period as the tenant occupies the space and pays the rental amount. Rentals are paid at the beginning of the month covered by the lease.

Disaggregation of Revenue

For the three and nine month periods ended March 31, 2020 and 2019, a summary of our revenue on a disaggregated basis is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Sales of pharmaceuticals	$—	$1,457	$—	$71,792
Sales of medical devices	133,824	61,849	176,537	62,525
Rental revenue from operating lease payments	14,850	10,250	41,452	34,759
	$148,674	$73,556	$217,989	$169,076

Transaction Prices

In some cases, we may offer introductory discounts to customers. In such cases, we reduce the recorded revenue for such discounts. For the nine month periods ended March 31, 2020 and 2019, our revenues were reduced by $95,508 and $39,995, respectively, for such discounts. For the three month periods March 31, 2020 and 2019, our revenues were reduced by $52,859 and $39,995, respectively, for such discounts. Shipping and handling costs included in revenue was $805 and $1,305 for the three and nine month periods ended March 31, 2020, respectively.

4.	OTHER ASSETS

The investment in Tower Hotel Fund 2013, LLC is recorded at cost and the Company is not aware of any indicator of impairment as of March 31, 2020. It is not practicable for the Company to estimate fair value of this investment.

We are pursuing the sale of our remaining investment in the real estate limited partnership investment. During the year ended June 30, 2019, based on stability of operations of the underlying real estate property and recent valuations, the partnership refinanced the property. We received a distribution of approximately $370,000 from the real estate limited partnership following this refinancing. This distribution was recorded as a reduction of our investment in the limited partnership, which is recorded at cost. We are currently in negotiations to sell our interest in the partnership, but we are uncertain if such a transaction will close during the next twelve months. Thus, our investment is shown as a non-current asset as of March 31, 2020 in the accompanying consolidated balance sheet.

As of March 31, 2020, we have approximately $387,111 ($304,471 net of accumulated amortization) in intangible assets related to licenses held by EcoGen. Such intangible assets are being amortized over an estimated useful life of 20 years.

In September 2018, the Company acquired the exclusive license rights to certain medical device technology for $450,000, plus a broker’s fee of $17,500. Under the terms of the license agreement, the Company has paid $25,000 plus the first of a total twenty quarterly payments of $21,250. Any remaining payments become immediately payable upon the receipt of final approval by the FDA of devices related to the technology. Additionally, the Company agreed to pay a consulting fee of $1,000 per month for sixty months. The broker’s fee was paid through the issuance of 14 million shares of the Company’s common stock. The quarterly payments and the consulting fee have been suspended at the present time as the Company and the seller negotiate certain disputes related to representations made by the seller at the time the Company acquired the rights. The ultimate date and resolution of this negotiation cannot be estimated at this time. As a result, the Company has included all of the future payments under the original agreement as noncurrent in the accompanying March 31, 2020 and June 30, 2019 consolidated balance sheets.

In the nine months ended March 31, 2020, we issued 20,000,000 shares of Common Stock under the terms of a 2015 consulting agreement as a result of reaching certain milestones related to the development of our needle destruction devices. Under the terms of this consulting agreement, an additional 40,000,000 shares of Common Stock may be issued if other milestones are met.

5.	INSURANCE NOTE PAYABLE

We finance a portion of our insurance premiums. At March 31, 2020, there was a $12,537 outstanding balance due on our premium finance agreements. The agreements have effective interest rates of 6.2% to 10.9%. The policies related to these premiums expire between July and October 2020.

6.	RELATED PARTY TRANSACTIONS

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matures on March 31, 2021. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. At March 31, 2020, the outstanding principal balance totaled $0.

During the fiscal year ended June 30, 2019, certain members of the board of directors and stockholders of the Company made $242,000 in interest free advances to the Company. The advances are convertible into shares of the Company’s common stock at rates ranging from $0.0024 to $0.0050 or 75,916,667 shares of common stock. During the quarter ended December 31, 2019, the Company received notice from the holders of $142,000 of these related parties of their intent to exercise their right to convert their advances into 55,916,667 shares of common stock. The conversion should be completed subsequent to the year ending June 30, 2020.

Beginning in the quarter ended March 31, 2017, certain members of management agreed to forgo management fees in consideration of the operating cash flow needs of the Company. There is not a set timeline to reinstitute such management fees. As of March 31, 2020 and June 30, 2019, $50,000 in such fees remain unpaid and are recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

We entered into an office space lease in January 2020 with a company owned by a member of our Board of Directors. The lease is for a three-year term beginning April 1, 2020. The base annual rent is $25,830. In addition to the base rent, the Company will also pay a proportionate share of common area operating expenses. The Company has recorded operating right-of-use (ROU) assets and liabilities in the amount of $67,254 as of March 31, 2020 related to the lease. The ROU asset represents our right to use the asset for the lease term and the ROU liability represents our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments utilizing an interest rate based on a collateralized loan with the same term as the related lease.

7.	LONG-TERM DEBT, DEBENTURES AND LINES OF CREDIT

On November 12, 2015, we acquired certain commercial real estate from a related party that is an entity controlled by a stockholder and officer of the Company for $480,000 consisting of $75,000 of land costs and $405,000 of buildings and improvements. The purchase price was paid through the assumption by the Company of $265,000 of long-term bank indebtedness (which we refer to below as “Note”) plus the issuance of 215 shares of the Company’s newly designated Series A Preferred Stock. The purchase price also included the cost of specific security improvements requested by the lessee.

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

During the year ended June 30, 2019, concurrent with the execution of the Exchange Agreement more fully described in Note 9, holders of $515,247 aggregate principal amount of the Company’s 5% convertible promissory notes (“Notes”), including accrued interest, converted their Notes into 103,132,226 shares of Common Stock. During the nine month period ended March 31, 2020, $17,480 of Notes were converted by the holders into 1,165,314 shares of Common Stock. At March 31, 2020, there was one remaining 2016 Fixed Rate Convertible Note outstanding with principal and accrued interest of $61,037. This one remaining 2016 Fixed Rate Convertible Note (plus accrued interest) is convertible into our common stock at a conversion rate of $0.015 per share or 4,069,118 shares. During the nine month period ended March 31, 2020 and 2019, we paid-in-kind approximately $2,000 and $23,000, respectively, of interest on these convertible notes.

In August 2019, we authorized the issuance of up to $1.25 million in principal amount of new convertible promissory notes (which we refer to as the “2019 Fixed Rate Convertible Notes”). The 2019 Fixed Rate Convertible Notes are secured by certain Company real estate holdings. As of March 31, 2020, $832,000 of 2019 Fixed Rate Convertible Notes were outstanding.

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

As of June 30, 2019, we had $256,500 of previously issued variable rate convertible notes outstanding (“Variable Rate Convertible Notes”). During the nine months ended March 31, 2020, we also issued $1,078,862 of convertible notes to third parties with variable conversion rates (“2019 Variable Rate Convertible Notes”). The 2019 Variable Rate Convertible Notes mature at various dates between September 2020 and June 2021. We received approximately, net of financing costs incurred, $960,000 in cash from the issuance of these notes. These 2019 Variable Rate Convertible Notes have interest accruing at rates ranging between 10% - 12%. These notes issued to third parties have a variable conversion rate based on the price of the Company’s common stock. None of the 2019 Variable Rate Convertible Notes have been converted into shares of common stock.

During the nine months ended March 31, 2020, we repaid $458,375 of Variable Rate Convertible Notes and 2019 Variable Rate Convertible Notes. Upon the retirement of these notes, the Company may also have to pay a prepayment amount in excess of the outstanding balance of principal and accrued interest. Such prepayment amounts totaled $129,338 for the nine months ended March 31, 2020 and have been recorded as a loss on extinguishment of debt in the accompanying consolidated statements of operations. $56,775 of these payments occurred during the six months ended December 31, 2019 and was previously recorded as interest expense; such amounts were reclassified to loss on extinguishment of debt in the quarter ended March 31, 2020. In the quarter ended September 30, 2019, we recognized a gain of $44,527 on the extinguishment of certain fixed rate convertible notes.

At March 31, 2020, $835,737 of the 2019 Variable Rate Convertible Notes were convertible into common stock beginning in the quarter ending June 30, 2020. Subsequent to March 31, 2020, we repaid outstanding principal amount of $335,000, plus accrued interest and prepayment penalties, under these 2019 Variable Rate Convertible Notes.

Certain of the 2019 Variable Rate Convertible Notes have maturity dates prior to March 31, 2021 and could be classified as a current liability. However, it is the Company’s expectation that we will either re-finance these convertible notes to longer terms, pay off such amounts with the proceeds of long-term financing, or permit a limited amount of conversions. Therefore, we have classified these notes as noncurrent. If we do not re-finance these convertible notes to longer terms, however, the holders of the convertible notes have the option to convert these notes into equity or hold the convertible notes to maturity.

During the year ended June 30, 2019, we issued $29,250 of convertible notes to our majority stockholder in exchange for 7,450,000 shares of our common stock.

In February 2018, we obtained a $100,000 line of credit from a bank. The line of credit was collateralized by a $100,000 certificate of deposit at the bank. The interest rate on the line of credit was 7.0% per annum. During the quarter ended March 31, 2020, proceeds from the certificate of deposit were used to repay the outstanding balance under the line of credit plus accrued interest.

On March 12, 2019, we obtained a $180,000 real estate loan from a financial institution. The note matured on April 1, 2020 and was extended to August 1, 2020. This real estate note is secured by certain real estate property and the personal guarantee of an officer and director of the Company. Interest only is payable monthly and accrues at an interest rate of 12%.

Beginning in the quarter ended June 30, 2019, we entered into a series of credit financing arrangements from financing institutions by pledging future accounts receivable. The proceeds from these credit agreements were used to pay the initial amount due under the Schreiber settlement agreement. As of June 30, 2019, we had drawn approximately $153,000 under these agreements. During the nine month period ended March 31, 2020, additional draws of approximately $116,000 occurred and payments of approximately $76,000 were made. As of March 31, 2020, approximately $174,000 remained outstanding on these loans.

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

On August 20, 2018, by a vote of the majority of our stockholders, we increased the number of our authorized common shares from 1,000,000,000 to 2,000,000,000.

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

 During the nine months ended March 31, 2020 and 2019, we paid-in-kind $114,859 and $116,466, respectively, of related preferred stock dividends.

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

Concurrent with the execution of the Exchange Agreement, holders of $580,108 aggregate principal amount of the Company’s 5% convertible promissory notes (“Notes”), including accrued interest, were offered and converted their Notes into 116,021,700 shares of Common Stock at a conversion price of $0.005 per share. The extinguishment of the notes and the related accrued interest for the shares of common stock resulted in a gain on extinguishment of approximately $419,000 based on the closing price of the common stock as of the exchange date.

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

In conjunction with the 2019 Fixed Rate Convertible Notes, the holders of the 2019 Fixed Rate Convertible Notes were issued 20,800,000 warrants to purchase the Company’s common stock at a price of $0.01 per share. The warrants expire ten years from the date of issuance.

10.	INCOME TAXES

The Company has not filed its tax returns for the years ended June 30, 2019 and 2018. As of June 30, 2019, the Company had approximately $5 million of U.S. net operating losses (NOLs) carried forward to offset taxable income in future years. Approximately $4 million of this NOL will expire commencing in fiscal 2026 and run through 2038. The NOLs of approximately $1 million from the year ended June 30, 2019 has an indefinite carryforward period. As a result of the numerous common stock transactions that have occurred, the amount of these NOLs which is actually available to offset future income may be severely limited due to change-in-control tax provisions. The Company has not estimated the effect of such change-in-control limitation. The related deferred income tax asset of these NOLs, without consideration of any change-of-control limitation, was estimated to be approximately $750,000 as of June 30, 2019. As a result of the enactment of the Tax Cuts and Jobs Act (The Act) in December 31, 2017, the estimated deferred income tax asset related to U.S. NOL carry forwards is based on the reduced 21% corporate income tax rate. Due to our history of operating losses and the uncertainty surrounding the realization of the deferred tax assets in future years, our management has determined that it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has recorded a 100% valuation allowance against its net deferred tax assets. Thus, there is no net tax asset recorded as of March 31, 2020 or June 30, 2019. Similarly, there is no income tax benefit recorded on the net loss of the Company for the periods ended March 31, 2020 and 2019.

11.	SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical, and Other Services. Our Land & Hospitality and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United States and the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss. The following table reflects our segments as of March 31, 2020 and 2019 and for the nine months and three months then ended.

		MEDICAL
Nine months ended	LAND &	DEVICE &	OTHER
March 31, 2020	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$41,452	$176,537	$—	$—	$217,989
Operating loss	$(15,145)	$(248,760)	$(160)	$(554,246)	$(818,311)
Interest expense	$35,452	$627	$—	$243,159	$279,238
Depreciation and amortization	$23,500	$39,875	$—	$—	$63,375
Identifiable assets	$903,403	$607,928	$77,814	$1,090,906	$2,680,051

		MEDICAL
Nine months ended	LAND &	DEVICE &	OTHER
March 31, 2019	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$34,759	$134,317	$—	$—	$169,076
Operating income (loss)	$(11,097)	$(100,660)	$(201)	$(343,073)	$(455,031)
Interest expense	$12,526	$10	$—	$143,178	$155,714
Depreciation and amortization	$23,500	$56,859	$—	$—	$80,359
Identifiable assets	$937,294	$693,185	$—	$630,977	$2,261,456

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
March 31, 2020	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$14,849	$133,825	$—	$—	$148,674
Operating income (loss)	$831	$(51,151)	$(85)	$(164,041)	$(214,446)
Interest expense	$8,883	$310	$—	$58,530	$67,723
Depreciation and amortization	$7,833	$13,625	$—	$—	$21,458

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
March 31, 2019	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$10,250	$63,306	$—	$—	$73,556
Operating income (loss)	$(8,894)	$(15,899)	$—	$(109,410)	$(134,203)
Interest expense (income)	$4,789	$10	$—	$(20,705)	$(25,504)
Depreciation and amortization	$7,833	$11,375	$—	$—	$19,208

12.	SUBSEQUENT EVENTS

The Company evaluated events occurring after March 31, 2020, and through the date the consolidated financial statements were issued, June 29, 2020 and concluded there were no events or transactions that would require recognition or disclosure in these financial statements, except for the following:

●

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On March 11, 2020 the World Health Organization characterized the spread of the coronavirus disease (“COVID-19”) as a “pandemic”. The significant reach of COVID-19 has resulted in a widespread public health issue that has and will likely continue to affect the economies worldwide, and could adversely affect our business, results of operations and financial condition, including a decrease in demand for our medical devices. Specifically, demand for our newly released SANDD Pro™ may be delayed, postponed or cancelled until hospitals, clinics and physicians resume normal operations. In addition, the operations of our real estate investment in Hawaii has also been adversely affected. As a result of the pandemic, we expanded our medical sales efforts to include personal protective equipment (PPE) in the quarter ending June 30, 2020. The ultimate extent of the impact of COVID-19 on our business and future financial condition, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted at this time.

●

Subsequent to March 31, 2020, we repaid in full two 2019 Variable Rate Convertible Notes in the principal amount of $335,000 plus accrued interest. There was a prepayment penalty paid with the repayment in the amount of approximately $19,500. Also, as a result of the full payment, 20,434,782 shares of common stock previously issued as collateral for one of these notes were returned to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are all statements other than statements of historical facts. The words “may,” “can,” “will,” “should,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “potential,” “proposed,” and any similar expressions are intended to identify those assertions as forward-looking statements. Investors are cautioned that forward-looking statements are predictions and are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties. In evaluating forward-looking statements, you should consider the various factors which may cause actual results to differ materially from any forward-looking statements, including the risks below and those listed in the “Risk Factors” section of our latest 10-K report:

●	The ultimate extent of the impact of COVID-19 on our business and future financial condition, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted at this time.

●	Changes in the effects of the significant level of competition that exists in the medical device distribution industry, or our inability to attract customers for other reasons.

●	The unexpected cost of regulation applicable to our industry, and the possibility of future additional regulation.

●	Our lack of adequate insurance coverage in the event we incur an unexpected liability.

●	Our lack of a proven operating history and the possibility of future losses that are greater than we currently anticipate.

●	The possibility that we may not be able to generate revenues or access other financing sources necessary to operate our business.

●	Our inability to attract necessary personnel to run and market our business.

●	The volatility of our stock price.

●	Changes in the market prices for our products, or our failure to perform or renew the distribution agreement for our products.

●	Our failure to execute our growth strategy or enter into other lines of business that we may identify as potentially profitable for our company.

●	Changes in economic and business conditions.

●	The outcome of pending or future litigation.

●	Changes in accounting policies and practices we may voluntarily adopt or that we may be required to adopt under generally accepted accounting principles in the United States.

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

Recent Developments

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On March 11, 2020 the World Health Organization characterized the spread of COVID-19 as a “pandemic”. The significant reach of COVID-19 has resulted in a widespread public health issue that has and will likely continue to affect the economies worldwide, and could adversely affect our business, results of operations and financial condition, including a decrease in demand for our medical devices. Specifically, demand for our newly released SANDD Pro™ may be delayed, postponed or cancelled until hospitals, clinics and physicians resume normal operations. In addition, the operations of our real estate investment in Hawaii has also been adversely affected. As a result of the pandemic, we expanded our medical sales efforts to include personal protective equipment (PPE) in the quarter ending June 30, 2020. The ultimate extent of the impact of COVID-19 on our business and future financial condition, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Working Capital

	March 31, 2020	June 30, 2019
Current Assets	$734,231	$405,685
Current Liabilities	$1,725,628	$1,474,348
Working Capital (Deficit)	$(991,397)	$(1,068,663)

RESULTS OF OPERATIONS

Operating Revenues

We commenced operations in our commercial real estate leasing business units in 2015. On December 31, 2015, our medical device business unit completed the acquisition of certain specialized tangible and intangible medical devices. On March 23, 2016, RedHawk Pharma UK Ltd acquired a 25% equity interest in EcoGen Europe Ltd, a United Kingdom based distributor of branded generic pharmaceuticals. During the quarter ended December 31, 2017, we increased our ownership in EcoGen to 100%. Sales efforts for our medical devices and branded generic pharmaceuticals commenced during the quarter ending September 30, 2016. We changed our revenue focus from branded generic pharmaceutical sales in the United Kingdom to more profitable medical device sales in the United States. The Company sells its smaller needle incineration device (SANDD mini) primarily to consumers, school nurses and law enforcement agencies. During the quarter ended March 31, 2020, the Company expanded its portfolio of medical products offered to consumers including digital non-contact thermometers, protective face masks, surgical masks and UV lights.

For the nine month period ended March 31, 2020, revenues from sales of our medical devices, branded generic pharmaceutical products and rentals of our commercial properties totaled $217,989 (net of introductory and distributor discounts totaling $95,508) as compared to revenues of $169,076 (net of introductory discounts of $39,995) for the comparable nine month period ended March 31, 2019.

During the three and nine month periods ended March 31, 2020, the Company’s revenues were principally from sale of the Company’s needle incineration devices and certain newly offered PPE whereas revenues for the comparable three and nine month periods ended March 31, 2019 were principally from the Company’s branded generic pharmaceuticals in the United Kingdom. During the 2019 fiscal year, the Company announced that it would shift its revenue focus away from the lower profit margin branded generic pharmaceuticals to its more profitable needle incineration medical devices. For the nine month period ended March 31, 2020 and 2019, our branded generic pharmaceutical sales totaled $0 and $71,792, respectively.

Gross profit margin from the sale of the Company’s needle incineration devices approximates 69%; excluding introductory and distributor discounts the gross profit margin approximates 80%, as compared to approximately 27% from sales of the Company’s branded generic pharmaceuticals. The gross profit margin in the three and nine month periods ended March 31, 2020 were affected by the introductory discounts provided to two new customers. The lower gross profit margins from the sale of the Company’s branded generics pharmaceuticals resulted from lowering of posted drug tariff prices by the United Kingdom National Health Service. The change in the Company’s revenue focus away from branded generic pharmaceuticals is expected to be temporary but will remain our revenue focus until tariff prices improve.

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

Operating Expenses and Loss from Continuing Operations

For the nine month period ended March 31, 2020, we reported a consolidated net loss of $1,210,112 on revenues of $217,989 as compared to a consolidated net loss of $997,245 on revenues of $169,076 for the comparable nine month period ended March 31, 2019. For the three month period ended March 31, 2020, we reported a consolidated net loss of $439,259 on revenues of $148,674 as compared to a consolidated net loss of $98,699 on revenues of $73,556 for the comparable three month period ended March 31, 2019. There were introductory and distributor discounts of $95,508 and $52,859 in the nine month and three month periods ended March 31, 2020, respectively. Introductory discounts for the nine and three month periods ended March 31, 2019 were $39,995 and $39,995, respectively.

The net loss for the nine month period ended March 31, 2020 includes approximately $118,004 of non-recurring professional services principally resulting from certain regulatory matters and contract preparation in connection with the Company’s consulting agreement with Drew Pinsky, Inc. (“DPI”) f/s/o Dr. Drew Pinsky (“Consultant”), regulatory filings in connection with the Company’s obligation to issue equity to the Consultant under the consulting agreement and preparation of contractual documents in connection with the 2019 Fixed Rate Convertible Notes. Additionally, the nine and three month periods ended March 31, 2020 also includes approximately $113,768 and $40,153, respectively of marketing consulting fees incurred in connection with the consulting agreement with DPI, $70,389 and $18,014, respectively, of consulting fees principally related to the Company’s new investor and public relations advisors, $65,710 and $12,500, respectively of auditor fees, $83,901 and $25,420, respectively, of non-recurring research and development costs incurred in connection with the re-design of the SANDD Pro™, approximately $11,436 and $8,810, respectively, of higher costs associated with website and social media development, and $20,094 of additional marketing start-up costs associated with the launch of sales for the Company’s needle incineration devices.

Liquidity and Capital Resources

As of March 31, 2020, we had cash of $99,246 compared with cash of $1,648 as of June 30, 2019. During the three month period ended March 31, 2020, we redeemed our certificate of deposit of $100,374 at June 30, 2019 and used the proceeds to repay the balance due on our line of credit.

During the nine months ended March 31, 2020, we issued in private offerings exempt from registration $1,078,862 of variable convertible notes (proceeds of approximately $960,000, net of financing costs). We also issued $832,000 of new fixed rate convertible notes (proceeds of approximately $797,000, net of financing costs). The proceeds from these debt financings were used to pay approximately $458,375, plus accrued interest and prepayment penalties, of variable interest convertible notes and provide working capital.

The Company is continuing to pursue the sale of its real estate holdings. Also refer to the Going Concern section of Note 1 to our unaudited consolidated financial statements.

Cash Flows

	Nine months ended March 31,
	2020	2019
Cash Flows (used in) Operating Activities	$(1,205,950)	$(520,292)
Cash Flows provided by Investing Activities	$94,774	$321,577
Cash Flows provided by Financing Activities	$1,239,472	$233,049
Net Change in Cash During Period	$97,598	$11,843

Cash Flow from Operating Activities

During the nine month period ended March 31, 2020, $1,205,950 of cash was used by our operating activities as compared to $520,292 used in our operating activities for the comparable nine month period ended March 31, 2019. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities. During the nine month period ended March 31, 2020, as we moved forward with the development and sales efforts of our needle incineration devices and expanded the portfolio of medical device products offered for sale, we expended cash on inventory and made prepayments for additional inventory, and had increase cash outlays on sales and marketing, research and development, professional fees, operating costs (including insurance), and administrative costs. We also paid interest of $229,867 in the nine month period. These added cash outlays increased our cash used in operating activities.

Cash Flows from Investing Activities

During the nine month period ended March 31, 2019, we received approximately $370,000 in distributions from our limited liability real estate investment in Hawaii. This was partially offset by the deposit made in connection with the acquisition of a license. In the nine months ended March 31, 2020, we cashed in our certificate of deposit and used the proceeds to pay the related line of credit.

Cash Flows from Financing Activities

During the nine month period ended March 31, 2020, we received net proceeds, after financing costs incurred, of approximately $960,000 from the issuance of 2019 Variable Rate Convertible Notes and approximately $797,000 from the issuance and sale of the 2019 Fixed Rate Convertible Notes. The proceeds received were used to pay certain variable interest notes and provide working capital.

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

Use of Estimates and Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Changes in Internal Control Over Financial Reporting

During the nine month period ended March 31, 2020, our board of directors established the following remediation measures to address certain material weaknesses disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019:

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Please see Note 8 to the unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the quarter ended March 31, 2020, including a summary of the Motion to Enforce Settlement Agreement that was filed against the Company by Daniel J. Schreiber and the Daniel J. Schreiber Living Trust – Dtd 2/08/95 in the United States District Court for the Eastern District of Louisiana on October 11, 2019.

ITEM 1A.  RISK FACTORS.

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 26, 2019)

3.02	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on March 7, 2006)

3.03	Certificate of Designation filed on November 12, 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2015).

3.04	Certificate of Designation filed on February 16, 2016 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 5, 2016).

10.1*	Office Lease, dated January 13, 2020, by and between the Company and 100 Petroleum Drive, LLC.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

REDHAWK HOLDINGS CORP.
(Registrant)

Dated: June 29, 2020	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)