Form 10-K
period 2020-06-30
RedHawk Holdings Corp.
filed 2020-11-18
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File No. 000-54323

RedHawk Holdings Corp.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-3866475
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Petroleum Drive, Suite 200 Lafayette, LA	70508
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (337) 269-5933

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2019 was approximately $9,510,367 based on the closing price of $0.0089 per share as reported on the OTC Markets. As of November 12, 2020, the registrant had 1,217,032,870 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

REDHAWK HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2020

Cautionary Note About Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws. These statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks listed below and described in “Part I, Item 1A. Risk Factors” in this Form 10-K, that may cause our or our industries’ actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements:

●	The ultimate extent of the impact of COVID-19 on our business and future financial condition, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted at this time.

●	Changes in the effects of the significant level of competition that exists in the medical device distribution industry, or our inability to attract customers for other reasons.

●	The unexpected cost of regulation applicable to our industries, and the possibility of future additional regulation.

●	Our expectations regarding our impairment charge estimates and the potential for future impairment charges.

●	Our lack of adequate insurance coverage in the event we incur an unexpected liability.

●	Our lack of a proven operating history and the possibility of future losses that are greater than we currently anticipate.

●	The possibility that we may not be able to generate sufficient revenues or access other financing sources necessary to operate our business.

●	Our inability to attract necessary personnel to run and market our business.

●	The volatility of our stock price.

●	Changes in the market prices for our products, or our failure to perform or renew the distribution agreements for our products.

●	Our failure to execute our growth strategy or enter into other lines of business that we may identify as potentially profitable for us.

●	Changes in economic and business conditions.

●	Changes in accounting policies and practices we may voluntarily adopt or that we may be required to adopt under generally accepted accounting principles in the United States.

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

Through our medical products business unit, we manufacture and sell our Sharps and Needle Destruction Devices (SANDD mini™, SANDD Pro™, SANDD-HP™ and SANDD-FR™) and our Carotid Artery Digital Non-Contact Thermometer. We also distribute for third parties WoundClot – Advanced Bleeding Control, digital non-contact thermometers and personal protection equipment. Our United Kingdom based subsidiary, EcoGen Europe, LTD (“EcoGen”), holds licenses to manufacture and market in the United Kingdom, Paracetamol, Gliclazide, and Omeprazole as branded generic pharmaceuticals.

Our real estate leasing revenues are generated from a commercial and residential property under a long-term lease. Additionally, our real estate investment unit holds a minority limited liability company interest in a commercial restoration project in Hawaii.

Our wholly owned subsidiary RedHawk Energy Corp., LLC holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner.

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

On December 31, 2015, the Company received from Beechwood Properties, LLC (“Beechwood”) a working capital injection of approximately $1.9 million of cash and marketable securities, net of an approximately $1.0 million line of credit with a 3.5% per annum interest rate. This infusion was received in exchange for 1,000 shares of the Company’s 5% Series B Convertible Preferred Stock, $1,000 stated value. Additionally, Beechwood converted into 100 shares of the Company’s 5% Series A Convertible Preferred Stock, $1,000 par value, (“Series A Preferred Stock”), $100,000 of the Company’s outstanding obligation then owed to Beechwood. Beechwood is owned by G. Darcy Klug, the Company’s Chief Financial Officer and Chairman of the board of directors and the holder of a majority of the of the voting power of the Company’s common stock.

On December 31, 2015, the Company completed the acquisition of certain high-quality medical products technology, including the tangible and intangible assets, for the Disintegrator Insulin Needle Destruction Unit (originally referred to as “The Disintegrator™” and has been renamed “SANDD™”) and the Carotid Artery Non-Contact Thermometer. The SANDD mini™ is, to the Company’s knowledge, the only needle destruction device which has been cleared by the United States Food and Drug Administration (“FDA”) for both home and clinical use.

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

On September 22, 2018, RedHawk Medical Products, LLC, a wholly owned subsidiary of the Company, entered an agreement to acquire the world-wide exclusive manufacturing and distribution rights to certain needle incineration intellectual properties. The Company believes the seller of these intellectual properties breached the terms of the purchase agreement by, among other things, failing to provide RedHawk with exclusive rights to the intellectual properties and technology, all related inventions, patents, registrations, licenses, applications and contracts, trademarks, copyrights, designs, drawings, patterns, manuals and instructions, mask works, product certifications, computer programs and data, research and engineering work, critical tooling, design drawings, products, inventory, raw materials, molds, molding tools and dies. The Company believes the prototypes provided by the seller were defective, unsafe and failed to work as represented. Further, the Company believes the seller misrepresented that it had exclusive rights to the intellectual property being purchased.

As such, RedHawk has initiated and completed the reverse engineering of this needle incineration technology. The Company believes, when the reverse engineering is complete, this new needle incineration technology will significantly expand the current market capabilities of its SANDD mini™ needle destruction unit. This new, reverse engineered, needle incineration technology (the “SANDD Pro™”) will increase the Company’s needle incineration capabilities to ultimately include 14-gauge hypodermic needles and higher. Additionally, the reverse engineered SANDD Pro™ technology will feature a portable, rechargeable, battery operated unit. This portable unit (the “SANDD Pro Portable™”) will incinerate, on a single charge, as many as 300 needles as thick as 18 gauge and higher. We believe the SANDD Pro - Portable™ is ideal for field use by first responders, home health care nurses and veterinarians.

On January 31, 2017, the Company and Beechwood filed suit against Daniel J. Schreiber (“Mr. Schreiber”) and the Daniel J. Schreiber Living Trust – Dtd 2/08/95 (“Schreiber Trust”) in the United States District Court for the Eastern District of Louisiana under Civil Action No. 2:2017cv819-B(3) (the “Louisiana Lawsuit”). On March 22, 2019, the parties entered into a Settlement Agreement and General Release (“Settlement Agreement”) to resolve the Louisiana Lawsuit. In consideration of the mutual promises, covenants and conditions contained in the Settlement Agreement, the parties agreed that (i) Mr. Schreiber and the Schreiber Trust would transfer all Company stock they then owned (52,377,108 common shares) to the Company and (ii) the Company would (a) make to Mr. Schreiber and the Schreiber Trust a cash payment of Two Hundred Fifty Thousand and 00/100 Dollars (US$250,000.00) and (b) issue two Promissory Notes, each in the principal amount of Two Hundred Thousand and 00/100 Dollars (US$200,000.00), one of which was due and payable on or before September 6, 2020 (“Schreiber Note #1”) and the other was due and payable on or before September 5, 2021 (“Schreiber Note #2”). The principal amount Schreiber Note #1 was tendered by the Company on August 13, 2020 and the early repayment of the principal amount of Schreiber Note #2 was tendered by the Company on August 24, 2020.

On July 19, 2019, RedHawk and its wholly-owned subsidiary, RedHawk Medical Products & Services, along with other affiliated entities, entered into a Consultant Agreement (“Consultant Agreement”) with Drew Pinsky, Inc. (“DPI”) f/s/o Dr. Drew Pinsky (“Consultant”), for Consultant to be the exclusive spokesperson for the Company’s Sharps Needle and Destruction Device (“SANDD”) mini™, SANDD Pro™ and any related products and/or accessories for an initial period of two years, subject to a two-year extension period under the terms and conditions in the Consultant Agreement.

On September 16, 2019, the Company announced the sale of $500,000 in aggregate principal amount of convertible notes in a private offering that is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China, which has spread throughout the world, including the United States. On March 11, 2020 the World Health Organization characterized the spread of COVID-19 as a “pandemic”. The significant reach of COVID-19 has resulted in a widespread public health issue that has and will likely continue to affect the economies worldwide, and could adversely affect our business, results of operations and financial condition, including a decrease in demand for our medical devices. Specifically, demand for our newly released SANDD Pro™ may be delayed, postponed or cancelled until hospitals, clinics and physicians resume normal operations. In addition, the operations of our real estate investment in Hawaii has also been adversely affected. As a result of the pandemic, we expanded our medical sales efforts to include personal protective equipment (“PPE”) in the quarter ending June 30, 2020. The ultimate extent of the impact of COVID-19 on our business and future financial condition, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted at this time.

CURRENT BUSINESS ACTIVITIES

Needle Destruction Devices. The SANDD™ needle incineration units are FDA cleared and Occupational Safety and Health Administration (“OSHA”) compliant.

We believe SANDD™ needle incineration devices are compatible for use in healthcare facilities, commercial businesses and private homes. It is a portable device used to destroy needles and lancets utilizing an electrical current which incinerates the lancet or syringes. It uses a rechargeable battery which delivers an electrical current to produce an arc of electricity directed at the tip of the syringe. This electrical arc incinerates the needle and any residue is collected in a self-contained chamber in the device. The Company’s initial Sharps and Needle Destruction Device is referred to as the SANDD mini™.

The SANDD mini™ aims to change both the way patients and physicians dispose of their needles and to eliminate the risk of needle stick injuries in the future.

Utilizing a plasma arc, the SANDD mini™ heats the needle to over 2500 degrees Celsius in less than three seconds, eliminating both the needle and all known pathogens in the process. The device uses a rechargeable battery to deliver the plasma arc to the needle. A fully charged battery is expected to disintegrate 200 needles before needing to be recharged. The SANDD mini™ is designed to be used with hypodermic needles attached to prefilled syringes or diabetic pen injection devices that measure less than one inch in length and between 27-32 gauges in diameter. The device produces little to no waste leaving the syringe to be disposed of in general waste as opposed to the need for the use of a sharps box. The change in this route of waste disposal is projected to offer healthcare providers significant budgetary savings and ease of disposal in home healthcare settings. The SANDD mini™ has completed its field evaluation and is now being marketed by the Company.

On September 22, 2018, RedHawk Medical Products, LLC, a wholly owned subsidiary of the Company, entered an agreement to acquire the world-wide exclusive manufacturing and distribution rights to certain needle incineration intellectual properties. As described above, the Company believes the seller of these intellectual property assets is in breach of the purchase agreement. Also as described above, RedHawk has initiated and completed the reverse engineering of this needle incineration technology. The Company is currently accepting orders for the SANDD Pro™ and the SANDD Pro Portable™.

Third Party Medical Device Distribution

In the future, we expect to only market products we own and manufacture. Until we adequately develop our product base, we will continue to offer for sale, certain medical devices owned by third parties. We will, however, periodically review the market acceptance of each third-party product being marketed by us and examine the profitability of each third-party marketing effort in comparison to the cost incurred in order to market that product. In the future, we may decide the market acceptance of a particular product is not adequate or profitability of marketing such product is unacceptable. As such, we may periodically add, revise, amend or discontinue various third-party distribution agreements.

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China, which has spread throughout the world, including the United States. As a result of the pandemic, we expanded our medical sales efforts to include certain PPE during the quarter ended June 30, 2020.

Non-Contact Thermometers. In March 2014, we began offering for sale in the United States the HuBDIC Company Ltd. FS-700 Thermofinder, a medical grade non-contact thermometer that is currently approved and distributed in Asia and Europe. During the three month period ended June 30, 2020, we discontinued sale of the FS-700 Thermofinder non-contact thermometers. We currently offer for sale the Berrcom JXB178 infrared non-contact thermometers. All of the offered non-contact thermometers are FDA cleared.

Personal Protection Equipment. We offer for sale a line of face masks and face shields including a Level 1 single use disposable mask, a three layer Level 3 cotton masks with greater than 98% BFE filtration properties, KN95 mask and N95 masks, an anti-fog and anti-static splash protection face shield and a line of Ultraviolet sanitation lights including both tabletop and handheld devices. All of the offered personal protection equipment is cleared by either the FDA or Federal Communication Commission.

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

Branded Generic Pharmaceuticals

Under the terms of the EcoGen Agreement, Scarlett and its affiliate agreed to surrender to the Company 10 million shares of RedHawk’s then outstanding common stock, transfer to RedHawk Pharma approximately $300,000 of EcoGen’s preferred stock plus, other consideration in exchange for RedHawk Pharma assuming approximately $370,000 of obligations due to EcoGen.

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

In September 2018, RedHawk Land received a cash distribution of approximately $370,000 as a partial return on our investment. Pursuant to the terms of the limited liability operating agreement, the Company has offered to sell its membership interest in Tower Hotel Fund 2013, LLC to the remaining members in the Tower Hotel Fund 2013.

Due to the COVID-19 pandemic, the tourism industry in Hawaii was adversely affected and the resort was temporarily closed from March 2020 to November 2020. The return to previous operating performance of this property and the timing, if it should occur, cannot be estimated at this time.

Other Real Estate. We own two properties as described below. In the past, we have marketed these properties for sale, however, we are not actively marketing these properties at this time but may consider purchase offers as, and if, they occur.

In August 2017, we entered into a new triple-net lease agreement with the Louisiana 3rd Circuit Court of Appeals to renew and extend the current lease term of the Jefferson Street property to December 31, 2022.

The Company was using its property located in Youngsville, Louisiana as offices for our real estate management operations. In September 2020, we entered into a six month triple-net lease of this property for residential purposes.

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

The Company is continuing to test the safe operation of Centri and is currently working with the Louisiana State University Innovation Park to develop our marketing strategy to offer Centri for sale and/or lease as an alternative security system in various commercial applications.

Customers, Marketing and Contracting

Our medical devices and branded generics are to be marketed to a broad base of users, and we believe they are ideal for home and institutional use. The market for our devices and branded generics includes:

●	Retail Pharmacies

●	Hospitals

●	Physicians’ Offices

●	Private and Public Healthcare Clinics

●	Corrections Facilities

●	Schools

●	Veterinary Clinics

●	Emergency Services

●	First Responders

●	Municipalities

●	Long Term Care Facilities

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

Premarket Clearance. We focus our medical device distribution business on Class I and II medical devices. WoundClot and electronic clinical thermometers such as the FS-700 Thermofinder and the JXB thermometers are classified as Class II devices by the FDA are not subject to Premarket Approval (PMA). SANDD™ was originally classified by the FDA as a Class III medical device. In June 2018, the FDA amended the classification of needle destruction devices. Currently SANDD™ is now classified as a Class II medical device.

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

Status of Medical Device Premarket Clearance. SANDD™ received its PMA in 2002. In 2014, HuBDIC Co. Ltd. made a 510(k) submission to the FDA and received pre-market clearance for the Thermofinder FS-700 and FS-700 Pro. Berrcom made a 510(k) submission to the FDA and received pre-market clearance for the JXB-178 thermometer in October 2013.

Future Business Opportunities. The Company’s board of directors is currently evaluating our future strategy for marketing all of our medical devices including SANDD mini™, SANDD Pro™, WoundClot, the JXB-178 non-contact thermometers and our line of PPE. Under consideration is possibly contracting with third parties for the distribution of our medical devices to hospitals, doctors, schools, first responders, home health care providers, etc. The Company currently uses independent marketing representatives to offer its SANDD mini™, SANDD Pro™, digital non-contact thermometer and our line of PPE principally to school nurses, first responders and municipalities. No decision has yet been made on the future marketing strategies.

Insurance

Medical Devices and Branded Generic Pharmaceuticals. Our operations and products are subject to inherent risks of personal safety and injury and, as such, we maintain insurance policies on the sale of our products to protect us in the event of a loss. Insurance coverage is provided for us by the owners of the products we distribute for third parties where we consider such coverage necessary.

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

Competition

The medical device and branded generic pharmaceutical distribution industries are highly competitive. We are a development stage company without significant established operations in our industry and have a relatively weak competitive position. We aim to compete with junior and senior medical device and branded generic pharmaceutical manufacturers or distributors who are actively seeking to develop or acquire and sell devices competitive with our own. Competition for the medical device and branded generic pharmaceutical assets is intense and we may lack the technological information, human resources, infrastructure, expertise, and financial resources available to our competitors. Such competition could adversely impact our ability to attain the financing necessary for us to develop our current assets, generate revenues, or obtain and develop future assets.

Many of the companies with which we compete for financing and for the acquisition of medical device and branded generic pharmaceutical assets have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on assets of merit or on developing and distributing their own technologies.

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

Employees

Currently, we do not have any employees. Our officers, and certain workers, provide their services to us on an independent consultant basis, but, at this time, the Consulting Agreement is our only written consulting arrangement with a service provider. Our directors, executive officers and certain contracted individuals play an important role in the running of the Company and its oversight. Currently we have only two officers, who received no compensation from the Company during the fiscal year ended June 30, 2020, as described in more detail below in Item 11 of this Form 10-K. We do not expect any material changes in the number of employees over the next 12-month period. We intend to engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our anticipated sales and marketing programs.

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

Risks Related to Our Overall Business Operations

The COVID-19 pandemic may adversely affect our business and future financial condition, results of operations and cash flows.

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China, which has spread throughout the world, including the United States. On March 11, 2020 the World Health Organization characterized the spread of COVID-19 as a “pandemic”. The significant reach of COVID-19 has resulted in a widespread public health issue that has and will likely continue to affect the economies worldwide, and could adversely affect our business, results of operations and financial condition, including a decrease in demand for our medical devices. Specifically, demand for our newly released SANDD Pro™ may be delayed, postponed or cancelled until hospitals, clinics and physicians resume normal operations. In addition, the operations of our real estate investment in Hawaii has also been adversely affected. As a result of the pandemic, we expanded our medical sales efforts to include PPE in the quarter ending June 30, 2020. The ultimate extent of the impact of COVID-19 on our business and future financial condition, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted at this time.

We have a history of significant losses and expect losses to continue for the foreseeable future.

We have a history of losses from operations – we incurred net losses of $1,853,077 and $1,215,884 for the fiscal years ended June 30, 2020 and 2019, respectively. As a result, at June 30, 2020, including accrued but unpaid preferred stock dividends, we had an accumulated deficit of $7,749,527. We have sustained significant costs in connection with the acquisition and development of certain assets, technologies and businesses combined with significant legal fees incurred in connection with certain litigation matters. To date, we have not generated significant revenues. Our future projected profitability if any, will require successful commercialization of our medical device technology, branded pharmaceuticals, security systems or future products for which we may acquire a distribution license and reduction of our operating costs. We may not, however, be able to successfully exploit any distribution rights which we currently have or acquire in the future and may never become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

We have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives. We expect to continue to incur development costs and operating costs, losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released, and sales of such products made so that we are operating in a profitable manner. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Our independent auditors included an explanatory paragraph to their audit opinion issued in connection with our 2020 financial statements that states there is substantial doubt about our ability to continue as a going concern.

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

At June 30, 2020, we had a total of 2,000,000,000 authorized shares of common stock, of which 963,651,157 shares of our common stock were outstanding as of June 30, 2020 in addition to certain warrants and convertible promissory notes that may be exercised to acquire, or convertible into, shares of our common stock. In the future, we may not be able to obtain adequate additional equity or debt financing on acceptable terms as required. In order to raise adequate levels of capital necessary to meet the Company’s future needs, the board of directors may need to consider completing a reverse stock split, amending our articles of incorporation to increase the number of authorized shares or authorize the possible issuance of preferred stock. Certain of these considerations may require regulatory approval.

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

The effect of competition in the medical device distribution industry could adversely impact our ability to generate revenues.

The medical device distribution industry is highly competitive. We are a development stage company without significant established operations in our industry and have a relatively weak competitive position. We aim to compete with junior and senior medical device manufacturers or distributors who are actively seeking to develop or acquire and sell devices competitive with our own. Competition for the medical device assets is intense and we may lack the technological information, human resources, infrastructure, expertise, and financial resources available to our competitors. Such competition could adversely impact our ability to attain the financing necessary for us to develop our current assets, generate revenues, or obtain and develop future assets.

We may not realize the full benefits of the transaction whereby our subsidiary RedHawk Medical Products, LLC acquired certain intellectual property rights and assets related to its SANDD Pro products.

On September 22, 2018, RedHawk Medical Products, LLC, a wholly-owned subsidiary of the Company, entered an agreement to acquire the world-wide exclusive manufacturing and distribution rights to certain needle incineration intellectual properties. The Company believes the seller of these intellectual properties breached the terms of the purchase agreement and, accordingly, the Company completed a reverse engineering of the needle incineration technology as the Company believed necessary to bring the SANDD Pro™ and the SANDD Pro Portable™ products to market. This may result in the Company being subject to disputes regarding its intellectual property rights and its products, and, additionally, the Company may not realize the full benefits of the transaction, and its SANDD Pro™ and the SANDD Pro Portable™ products ultimately may not function and perform as intended or designed if the Company’s reverse engineering was not completed properly. Should any of these, or other adverse issues, arise resulting from the transaction and the Company’s actions to address these matters, it would likely impose burdens on the Company and have an adverse effect on the Company and its results of operations

Real estate, and the Company’s interests in real estate assets, are illiquid.

The ownership of real property assets is subject to varying degrees of risk incident to the ownership of real property. Real property assets are relatively illiquid. No assurances can be given that the fair market value of the real property assets the Company owns, or in which it has an interest, will not decrease in the future. The Company may not be able to sell its real property assets when and if it desires to do so.

The Company’s ownership and lease of its real property assets subject to all the risks inherent in an investment in real estate, such as:

●	The risk that a property may not perform in accordance with expectations, including projected occupancy and rental rates;
●	The risk that the Company may have underestimated certain costs of its properties or the cost of improvements required to bring a property up to standards established for its intended use or its intended market position;
●	The risk that a property may have unforeseen environmental or other hazards resulting in unexpected costs; and
●	Risks inherent in real estate ownership and improvement, including increased costs of materials and labor, delays due to weather, labor shortages or other unanticipated factors, delays in, or inability to obtain, governmental entitlements to further develop or improve a property, and general site ownership difficulties.

The economic performance and value of the Company’s real property assets will be affected by many factors beyond our control, including:

●	Changes in general or local conditions;
●	Changes in supply of or demand for similar or competing properties in the area;
●	Volatility in the capital markets, including changes in interest rates and availability of capital (including permanent mortgage funds) which may render the sale a property difficult or unattractive;
●	Changes in tax, real estate, environmental or zoning laws;
●	Periods of high interest rates and tight money supply which may make the sale of the Property more difficult;
●	Natural disasters, acts of war and terrorism, and similar events;
●	Political or social instability or uncertainty;
●	Tenant turnover; and
●	General overbuilding or excess supply in a property’s geographic market.

As of June 30, 2020, we had $3,901,130 million of total debt outstanding including promissory notes and obligations under a line of credit. Our level of indebtedness relative to stockholders’ equity could have important consequences to stockholders, including with respect to our ability to declare and pay a dividend, and significant effects on our business, including the following:

●	we must use a substantial portion of our cash flow from operations to pay interest on our debt obligations, which will reduce the funds available to use for operations and other purposes including our other financial obligations;
●	certain of our debt obligations are secured by Company assets;
●	our ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions or general corporate purposes may be impaired;
●	we could be at a competitive disadvantage compared to our competitors that may have proportionately less debt;
●	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;
●	our ability to fund a change of control offer may be limited; and
●	we may be more vulnerable to economic downturns and adverse developments in our business.

Our ability to meet our expenses and make payments due to our creditors depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, and any anticipated growth in sales and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including outstanding promissory notes, or to fund other liquidity needs. If we do not have enough funds, we may be in breach our debt covenants and/or be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms favorable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives

Risks Related to the Market for Our Stock

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

Because our stock is thinly traded, the market price of our common stock can fluctuate significantly. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include: actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts (if any) and investors; changes in financial estimates by us or by any securities analysts who might cover our stock; speculation about our business in the press or the investment community; significant developments relating to our relationships with our customers or suppliers; stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industries; customer demand for our products; changes in governmental regulation of the medical devices that we distribute; investor perceptions of our industries in general and the Company in particular; the operating and stock performance of comparable companies; general economic conditions and trends; announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; changes in accounting standards, policies, guidance, interpretation or principles; loss of external funding sources; sales of our common stock, including sales by our directors, officers or significant stockholders; and additions or departures of key personnel. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

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

We may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them. In addition, from time to time we have issued securities, such as convertible promissory notes and warrants that are convertible into, or exercisable to acquire, shares of Company stock.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located at 100 Petroleum Drive, Suite 200, Lafayette, Louisiana 70508. We lease approximate 1,640 square feet of office space. The offices are under lease through March 31, 2023 at a rate of $2,152 per month.

Our primary U.S. operations facilities for testing our security system and maintaining our medical device inventory are located in leased facilities at the Louisiana Business & Technology Center in Baton Rouge, Louisiana (“LSU Innovation Center”). This facility is located on the South Campus of Louisiana State University. At the LSU Innovation Center, we currently lease two (2) offices and warehouse facilities totaling approximately 1,600 square feet for $1,100 per month. The lease expires on December 31, 2020 and is subject to an annual renewal.

Our real estate management unit previously operated from our previous corporate office located in Youngsville, Louisiana. This property has about 3,000 square feet of office and storage capabilities and is owned by the Company. In September 2020, we entered into a six month triple-net lease of this property for residential purposes.

In the United Kingdom, we lease approximately 650 square feet of administrative offices. Our inventory of generic pharmaceuticals is maintained in a bonded, pharmaceutical approved, third party warehouse and distribution facility near London, United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in litigation involving Daniel J. Schreiber and the Daniel J. Schreiber Living Trust – Dtd 2/08/95 in the United States District Court for the Eastern District of Louisiana under Civil Action No. 2:2017cv819-B(3) (the “Louisiana Lawsuit”). The Louisiana Lawsuit is described elsewhere in this Form 10-K, including in Note 8 to the financial statements.

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

OTC Bulletin Board

Quarter Ended	High	Low

June 30, 2020	$0.0125	$0.0073
March 31, 2020	$0.0100	$0.0020
December 31, 2019	$0.0179	$0.0054
September 30, 2019	$0.0177	$0.0009
June 30, 2019	$0.0024	$0.0008
March 31, 2019	$0.0037	$0.0008
December 31, 2018	$0.0017	$0.0008
September 30, 2018	$0.0050	$0.0011

Holders

As of November 12, 2020, there were 43 shareholders of record of our common stock which includes CEDE& Co for shares held in street name.

Recent Sales of Unregistered Securities

In addition to offers and sales of unregistered securities previously disclosed in reports filed by the Company with the SEC, during the fiscal year ended June 30, 2020, we sold the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

●	10,000,000 shares of our common stock were issued to an accredited investor in exchange for consulting services totaling $100,000, net;

●	3,676,470 shares of our common stock were sold to an accredited investor in connection with the exercise of warrants issued in June 2017, and resulting in total cash consideration of $12,500 to the Company upon exercise of the warrants; and

●	750,000 shares of our common stock were exchanged with accredited investor in connection with the cancellation of 350,000 warrants issued in September 2019.

In each case, the shares of Company common stock were issued in reliance upon an exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as set forth in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Currently, we are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through its medical products business unit, the Company sells WoundClot Surgical - Advanced Bleeding Control, the SANDD™ Insulin Needle Destruction Unit (formerly known as the Disintegrator™), the Carotid Artery Digital Non-Contact Thermometer and Zonis®. Through our United Kingdom based subsidiary, we manufacture, and market branded generic pharmaceuticals, certain other generic pharmaceuticals known as “specials” and certain pharmaceuticals outside of the United Kingdom’s National Health Service drug tariff referred to as NP8’s. Our real estate leasing revenues are generated from a commercial property under a long-term lease. Additionally, the Company’s real estate investment unit holds limited liability company interests in a company focused on a commercial restoration project in Hawaii. RedHawk Energy holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner.

Recent Developments

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China, which has and spread throughout the world, including the United States. On March 11, 2020 the World Health Organization characterized the spread of COVID-19 as a “pandemic”. The significant reach of COVID-19 has resulted in a widespread public health issue that has and will likely continue to affect the economies worldwide, and could adversely affect our business, results of operations and financial condition, including a decrease in demand for our medical devices. Specifically, demand for our newly released SANDD Pro™ may be delayed, postponed or cancelled until hospitals, clinics and physicians resume normal operations. In addition, the operations of our real estate investment in Hawaii has also been adversely affected. As a result of the pandemic, we expanded our medical sales efforts to include personal protective equipment (PPE) in the quarter ending June 30, 2020. The ultimate extent of the impact of COVID-19 on our business and future financial condition, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Certain Transactions

As previously disclosed with respect to the litigation (the “Litigation”) among the Company, Beechwood, Daniel J. Schreiber (“Mr. Schreiber”) and the Daniel J. Schreiber Living Trust– Dtd 2/08/95 (“Schreiber Trust”), on March 22, 2019 the parties entered into a Settlement Agreement and General Release to resolve all issues arising out of the subject matter of the Litigation. In consideration of the mutual promises, covenants and conditions contained in the Settlement Agreement, the parties agreed that (i) Mr. Schreiber and the Schreiber Trust transferred all Company stock they then owned (52,377,108 common shares) to the Company and (ii) the Company (a) made to Mr. Schreiber and the Schreiber Trust a cash payment of $250,000 and (b) issued two Promissory Notes, each in the principal amount of $200,000, one of which shall be due and payable on or before September 6, 2020 and the other shall be due and payable on or before September 5, 2021. As previously disclosed, payment of the principal amount Schreiber Note #1 was tendered by the Company on August 13, 2020 and the early repayment of the principal amount of Schreiber Note #2 was tendered by the Company on August 24, 2020.

On June 20, 2019, Company entered into a Stock Exchange Agreement (“Exchange Agreement”) with Beechwood. G. Darcy Klug, the Company’s Chairman of the Board and Chief Financial Officer, is the sole member and manager of Beechwood. Under the Exchange Agreement, the Company purchased from Beechwood 113,700,000 shares of the Company’s common stock, $0.001 par value per share (“Common Stock”), in exchange for 1,277 shares of the Company’s 5% Series A Preferred Stock (“Series A Preferred Stock”) and a Stock Purchase Warrant (“Warrant”) to acquire 113,508,450 shares of Company common stock at an exercise price of $0.005 per share. The Warrant expires on June 20, 2029. Concurrent with the execution of the Exchange Agreement, holders of $574,250 aggregate principal amount of the convertible promissory notes, including accrued interest, converted their convertible promissory notes into 114,849,929 shares of Common Stock.

During the fiscal year ended June 30, 2019, certain stockholders of the Company made $110,000 in interest free advances to the Company.

In August 2019, the Company’s board of directors approved the sale of $1.25 million in aggregate principal amount of convertible notes (the “2019 Notes”) in a private offering. As of June 30, 2020, $842,000 in principal amount of the 2019 Notes have been sold. The Company used the net proceeds of the offering of the 2019 Notes, after payment of related fees and expenses, to retire then existing debt and to provide working capital. At closing, the Company has issued to the 2019 Note purchasers a number of warrants exercisable ten years from the date of issuance for the purchase of an aggregate of 21,050,000 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $0.01 per Warrant Share.

Subsequent to June 30, 2020, effective October 6, 2020, the Company agreed to purchase from Beechwood 124,849,365 shares of the Company’s common stock in exchange for 1,000 shares of the Company’s 5% Series B Preferred Stock (“Series B Preferred Stock”) stated value of $1,248.49 per share. The Company determined that the acquisition of the shares of common stock from Beechwood, and having them available for potential future issuance, better positions the Company to execute on its business plan for growth opportunities. This stock purchase is expected to be completed during the quarter ending December 31, 2020.

Subsequent to June 30, 2020, effective November 4, 2020, the Company agreed to purchase from Beechwood 122,730,903 shares of the Company’s common stock in exchange for 1,473 shares of the Company’s 5% Series A Preferred Stock, stated value of $1,133.81 per share. The Company determined the acquisition of the shares of common stock from Beechwood, and having them available for potential future issuance, better positions the Company to execute on its business plan for growth opportunities. This stock purchase is expected to be completed during the quarter ending December 31, 2020.

Working Capital

	June 30,
	2020	2019
Current Assets	$617,692	$405,685
Current Liabilities	$2,152,153	$1,474,348
Working Capital (Deficit)	$(1,534,461)	$(1,068,663)

RESULTS OF OPERATIONS

Operating Revenues

For the year ended June 30, 2020, revenues from our medical devices, pharmaceutical products and commercial rentals totaled $1,134,192, an increase of $1,005,186 compared to our revenues from pharmaceutical products, medical devices and commercial rentals totaling $129,006 for the year ended June 30, 2019. The increase in revenues for the year ended June 30, 2020 compared to the prior fiscal year is primarily attributable to the Company’s decision to deploy available working capital into developing its more profitable line of medical devices.

Revenues in the pharmaceutical and medical device business unit are expected to improve as market acceptance of our products increases and when and if the Company has additional working capital to expand this business unit. We have restructured the sales of our pharmaceuticals to focus more on our branded generics and less on the more competitive drug market for “specials” and NP8’s. While we initially experienced a decline in our revenues during the year ended June 30, 2019, our net sales are expected to continue improve as the Company’s pharmaceutical sales become more weighted to its branded generics which offer lower discounts than the discounts offered for Company’s “special” pharmaceuticals.

Additionally, during the year ended June 30, 2020, we launched the sale of our needle destruction device (SANND mini™) into the Texas, Louisiana, and California School Systems and into law enforcement agencies around the country. During the three month period ended June 30, 2020 we also launched the sale of the Company’s new line of PPE.

During the year ended June 30, 2020, we renegotiated a distributor agreement related to our SANDD™ devices that eliminated minimum sales requirements for a distributor. As a result of this change to the agreement, we reversed $50,000 in minimum sales guarantees previously recorded in the year ended June 30, 2019. Additionally, during the year ended June 30, 2020, we negotiated a distributor agreement related to our SANDD™ devices and other ancillary products which included minimum annual sales of 6,000 SANDD mini™ and 2,000 SANDD Pro™ needle incineration devices.

Operating Expenses, Asset Impairment and Consolidated Net Loss

For the year ended June 30, 2020, our gross profit was 52% as compared to 34% for the comparable year ended June 30, 2019. The improvement in the gross profit margins was attributable to increased sales of the Company’s higher margin medical devices versus the Company’s branded generic pharmaceuticals. Increased sales and marketing expenses were attributable to approximately $153,921 of specialized consulting services, $166,208 of sales commissions and $48,156 of social media and advertising costs. Increases in the Company’s operating expenses were the result of $170, 219 of contract labor costs, $67,375 of investor relations costs and $21,061 of quality control costs. Additionally, during the year ended June 30, 2020, the Company incurred $118,327 of research and development costs attributable to the reverse engineering development of the Company’s SANDD Pro™ needle incineration device.

For the year ended June 30, 2020, we reported consolidated net loss of $1,813,702 on revenues of $1,134,192 compared to a net loss of $1,215,884 on revenues of $129,006 for the comparable year ended June 30, 2019. Although our revenues were greater for the year ended June 30, 2020 our net loss increased for the year primarily as a result of our increases in operating expenses generally described above and asset impairments of $214,675 related to write downs of the Company’s limited partnership investment in Tower Hotel Fund 2013, LLC plus certain medical devices located in the United Kingdom, and an approximate $135,000 increase in interest expense.

Liquidity and Capital Resources

As of June 30, 2020, we had cash of $75,850 compared with $1,648 of cash as of June 30, 2019. During the year ended June 30, 2020, we completed the funding of $1,256,862 of new variable interest rate convertible notes and $1,192,000 new fixed rate notes. With the available proceeds from the notes, we reduced our trade payables. Subsequent to June 30, 2020, the Company has completed approximately $200,000 of additional funding through a private placement of convertible notes and approximately $200,000 of short-term working capital advances. The proceeds were used to retire debt and provide working capital.

At June 30, 2020, we had a working capital deficit of $1,534.461 as compared to a working capital deficit of $1,042,984 as of June 30, 2019. The increase in the working capital deficit was primarily due to a certain real estate loan moved to current as of June 30, 2020 from non-current as of June 30, 2019, the Schreiber settlement becoming currently due, and the use of more short-term financing during the year ended June 30, 2020.

To provide liquidity to meet current obligations and finance our internal growth, we have entered into a $250,000 line of credit with a stockholder and officer of the Company. At June 30, 2019, the outstanding amount under this line of credit was $0, leaving $250,000 available to us under the line of credit at June 30, 2020. At November 15, 2020, the amount available under this line of credit continues to be $250,000, leaving $250,000 currently available to us under the line of credit. Additionally, we continue to consider the sale of certain of our real estate holdings. If such sales are completed, we will use sale proceeds to retire debt and for working capital to continue to expand our other business activities. Additionally, subsequent to June 30, 2020, the Company completed the sale of $200,000 in aggregate principal amount of the 2019 Notes in a private offering that is exempt from registration under the Securities Act. The Company intends to use the net proceeds of the offering of the 2019 Notes, after payment of related fees and expenses, to retire existing debt and to provide working capital. Also refer to the Going Concern section of Note 1 to our audited consolidated financial statements.

Cash Flows

	Year Ended June 30,
	2020	2019
Cash Flows used in Operating Activities	$(1,264,675)	$(943,662)
Cash Flows provided by Investing Activities	$83,774	$316,577
Cash Flows provided by Financing Activities	$1,257,691	$610,219
Net Increase (Decrease) in Cash during Period	$74,202	$(17,386)

Cash Flow from Operating Activities

During the year ended June 30, 2020, $1,264,675 of cash was used in our operating activities as compared to $943,662 in the comparable year ended June 30, 2019. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities. We made significant cash outlays in the year ended June 30, 2020 in connection with the increase in our operations, particularly in sales and marketing and research and development activities and the Schreiber litigation and settlement.

Cash Flow from Investing Activities

We received approximately $370,000 in distributions from our limited liability real estate investment in Hawaii during the year ended June 30, 2019. We received approximately $100,000 in the year ended June 30, 2020 from the maturity of a certificate of deposit. The proceeds were used to retire debt.

Cash Flows from Financing Activities

During the year ended June 30, 2020, we had $1,257,691of cash provided from financing activities, primarily from the issuance of convertible promissory notes and entering into new credit agreements. During the year ended June 30, 2019, we had $610,219 of cash provided from financing activities, primarily from the issuance of convertible notes and proceeds from a bank line of credit. Subsequent to June 30, 2020, the Company announced the sale of $200,000 in aggregate principal amount of the 2019 Notes in a private offering that is exempt from registration under the Securities Act. The Company intends used the net proceeds of the offering of the 2019 Notes and short-term working capital advances, after payment of related fees and expenses, to retire existing debt and to provide working capital.

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

Specifically, each reporting period we consider the recoverability of the carrying values of our assets (receivables, inventory, property and improvements, investments and intangible assets). We record reserves and impairments when we consider the recovery or supporting future cash flows related to an asset will not be adequate to recover the asset’s carrying value. Events and conditions may change and could result in changes in our evaluation of the asset value and could cause material changes in the recorded asset values.

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and applicable to us. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed. There are no new accounting pronouncements that have been issued that have not yet been adopted which we believe would have a material effect on our consolidated financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RedHawk Holdings Corp.

June 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of RedHawk Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RedHawk Holdings Corp. (the Company) as of June 30, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Postlethwaite & Netterville, APAC

We have served as the Company’s auditor since 2016.

Lafayette, Louisiana

November 18, 2020

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

as of June 30,

	2020	2019

ASSETS

Current Assets:
Cash	$75,850	$1,648
Certificate of deposit	—	100,374
Receivables	98,700	—
Inventory, net	387,175	181,227
Prepaid expenses	55,967	122,436
Total Current Assets	617,692	405,685

Property, Equipment and Improvements:
Land	110,000	110,000
Tooling and equipment	5,600	—
Building and improvements	670,000	670,000
	785,600	780,000
Less, accumulated depreciation	(144,013)	(112,479)
	641,587	667,521

Other Assets:
Investment in real estate limited partnership	127,173	257,173
Right of use asset, net	62,363	—
Intangible asset, net of amortization of $418,571 and $404,946, respectively	389,762	848,992
Other assets	129,962	129,962
	709,260	1,236,127

Total Assets	$1,968,539	$2,309,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$425,884	$221,412
Accrued liabilities	642,929	678,273
Settlement liabilities	519,496	—
Current maturities of long-term debt	402,082	184,585
Operating leases - current	20,728	—
Lines of credit	129,389	253,219
Insurance notes payable	11,645	136,859
Total Current Liabilities	2,152,153	1,474,348

Non-current Liabilities
Due to related parties	242,000	230,250
Other non-current liabilities	—	703,750
Operating leases – non-current	41,635	—
Real estate note payable, net of current maturities	—	224,097
Convertible notes payable, net of $217,167 in unamortized deferred loan costs and $250,000 of unamortized beneficial conversion at June 30, 2020 and $49,241 in unamortized deferred loan costs at June 30, 2019	1,465,342	342,304
	1,748,977	1,500,401
Total Liabilities	3,901,130	2,974,749

Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, 5,000 authorized shares and 3,750 and 4,000 issued and outstanding at June 30, 2020 and June 30, 2019, respectively:
5% Series A, 2,750 shares designated, $1,131 and $1,099 stated value, and 2,750 issued and outstanding at both June 30, 2020 and June 30, 2019	3,110,325	3,021,453
5% Series B, 1,250 shares designated, $1,213 and $1,183 stated value, and 1,000 and 1,250 issued and outstanding at June 30, 2020 and June 30, 2019, respectively	1,243,314	1,479,039
Common Stock, par value of $0.001 per share, 2,000,000,000 authorized shares and 1,165,199,800 and 1,034,340,037 issued, respectively	1,165,199	1,034,340
Additional paid-in capital	852,039	51,811
Accumulated other comprehensive (loss) income	(12,958)	2,735
Accumulated deficit	(7,710,152)	(5,674,436)
	(1,352,233)	(85,058)
Less, Treasury stock 201,548,643 shares, at cost	(580,358)	(580,358)
Total Stockholders’ Deficit	(1,932,591)	(665,416)

Total Liabilities and Stockholders’ Equity	$1,968,539	$2,309,333

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

For the Year Ended June 30,

	2020	2019

Revenues	$1,134,192	$129,006

Operating Expenses:
Costs of goods sold	514,696	55,553
Sales and marketing expenses	373,486	15,820
Professional fees	290,900	261,476
Research and development costs	118,327	—
Operating expenses	295,394	104,720
Depreciation and amortization	84,533	101,317
General and administrative	236,633	252,063

Total Operating Expenses	1,913,969	790,949

Net Loss from Operations	(779,777)	(661,943)

Other Income (Expense):
Gain (loss) on extinguishment of debt	(92,837)	375,287
Asset impairments	(214,675)	—
Litigation expense and settlement loss	(262,119)	(599,740)
Interest expense	(464,294)	(329,488)
	(1,033,925)	(553,941)

Net Loss	(1,813,702)	(1,215,884)

Other comprehensive income:
Effect of foreign currency translation	(15,693)	2,735
	(15,693)	2,735

Comprehensive Loss	(1,829,395)	(1,213,149)

Preferred Stock Dividends	(222,014)	(156,261)

Comprehensive Loss Available for Common Stockholders	$(2,051,409)	$(1,369,410)

Net Loss Per Share
Basic	$—	$—
Diluted	$—	$—

Weighted Average Shares Outstanding
Basic	934,603,546	551,350,769
Diluted	934,603,546	551,650,769

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

 Consolidated Statements of Cash Flows

 For the Year Ended June 30,

	Year Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,813,702)	$(1,215,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	53,000	69,984
Amortization of beneficial conversion	50,000	—
Amortization of deferred loan costs	150,017	83,563
Depreciation	31,534	31,333
Non-cash expenses, net	329,922	32,669
Asset impairments	214,675	—
Changes in operating assets and liabilities:
Receivables	(98,700)	17,266
Inventory	(266,248)	30,278
Prepaid expenses and other assets	(84,301)	(133,782)
Accounts payable and accrued liabilities	169,128	140,911
Net Cash Used in Operating Activities	(1,264,675)	(943,662)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from distribution from limited liability partnership	—	367,827
Proceeds from certificate of deposit	100,374	—
Payment for intangible asset acquired	(11,000)	(51,250)
Purchase of equipment	(5,600)	—
Net Cash Provided by (Used in) Investing Activities	83,774	316,577
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties, net	11,750	61,326
Proceeds from issuance of convertible debt	2,448,862	384,622
Costs related to debt for equity conversions	—	(10,300)
Payments on convertible debt	(793,375)	(143,478)
Deferred loan costs	(263,001)	(56,002)
Proceeds from long-term debt	—	180,000
Purchase of treasury stock	—	(78,566)
Proceeds from lines of credit	110,913	152,666
Payments on lines of credit	(234,743)	—
Preferred stock dividends	(69,171)	—
Proceeds from issuance of common stock	27,500	—
Net proceeds from insurance notes payable, net	25,556	129,073
Principal payments on long-term debt	(6,600)	(9,122)
Net Cash Provided by Financing Activities	1,257,691	610,219
Effect of exchange rate on cash	(2,588)	(520)
Increase (Decrease) in cash	74,202	(17,386)
Cash, Beginning of Year	1,648	19,034
Cash, End of Year	$75,850	$1,648

Non-Cash Investing and Financing Activities:
Preferred stock dividends paid-in-kind	$152,843	$156,261
Conversion of debt to common stock	$117,318	$806,132
(Decrease) increase in liabilities related to HNI license agreement	$(403,750)	$403,750
Reduction in insurance notes due to policy cancellation	$150,770	$—
Common stock issued in lieu of cash for services and assets	$231,100	$17,500
Preferred stock exchanged for common stock	$299,696	$1,277,000
Beneficial conversion feature of convertible debt issued	$300,000	$—
Operating lease assets obtained for operating lease liabilities	$67,254	$—

Supplemental Disclosures:
Interest paid	$119,538	$30,972
Income tax paid	$—	$—

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

								ACCUMULATED
	SERIES A		SERIES B				ADDITIONAL	OTHER
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK		PAID-IN	COMPREHENSIVE	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(LOSS) INCOME	DEFICIT	SHARES	AMOUNT	TOTAL

BALANCE, JUNE 30, 2018	1,473	$1,659,889	1,250	$1,407,341	398,410,762	$398,411	$1,311,076	$—	$(4,302,291)	35,471,535	$(365,352)	$109,075

Preferred stock dividends declared	—	84,564	—	71,698	—	—	—	—	(156,261)	—	—	—
Conversions	—	—	—	—	568,529,275	568,529	(174,614)	—	—	—	—	393,915
Stock grants	—	—	—	—	67,400,000	67,400	55,909	—	—	—	—	123,309
Shares acquired	1,277	1,277,000	—	—	—	—	(1,140,560)	—	—	166,077,108	(215,006)	(78,566)
Comprehensive loss	—	—	—	—	—	—	—	2,735	(1,215,884)	—	—	(1,213,149)

BALANCE, JUNE 30, 2019	2,750	$3,021,453	1,250	$1,479,039	1,034,340,037	$1,034,340	$51,811	$2,735	$(5,674,436)	201,548,643	$(580,358)	$(665,416)

Preferred stock dividends declared	—	88,872	—	63,971	—	—	—	—	(222,014)	—	—	(69,171)
Conversions	—	—	(250)	(299,696)	86,433,293	86,433	286,054	—	—	—	—	72,791
Stock grants	—	—	—	—	44,426,470	44,426	214,174	—	—	—	—	258,600
Shares acquired	—	—	—	—	—	—	—	—	—	—	—	—
Fair value of beneficial conversion feature on notes	—	—	—	—	—	—	300,000	—	—	—	—	300,000
Comprehensive loss	—	—	—	—	—	—	—	(15,693)	(1,813,702)	—	—	(1,829,395)

BALANCE, JUNE 30, 2020	2,750	$3,110,325	1,000	$1,243,314	1,165,199,800	$1,165,199	$852,039	$(12,958)	$(7,710,152)	201,548,643	$(580,358)	$(1,932,591)

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

Currently, we are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices and personal protective equipment, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, specialized financial services, and personal protection equipment. Through its medical products business unit, the Company sells the SANDD™ Insulin Needle Destruction Unit (formerly known as the Disintegrator™), certain personal protection equipment, WoundClot Surgical - Advanced Bleeding Control, and the Carotid Artery Digital Non-Contact Thermometer. Through our United Kingdom based subsidiary, we manufacture and market branded generic pharmaceuticals, certain other generic pharmaceuticals known as “specials” and certain pharmaceuticals outside of the United Kingdom’s National Health Service drug tariff referred to as NP8’s. Centri Security Systems LLC, a wholly-owned subsidiary of the Company, holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner. Our real estate leasing revenues are generated from properties under lease. Additionally, the Company’s real estate investment unit holds limited liability company interests in a commercial restoration project in Hawaii.

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

For the year ended June 30, 2020, the Company had revenues of $1,134,192, a consolidated net loss of $1,813,702 and cash used in operating activities of $1,264,675. For the year ended June 30, 2019, the Company had $129,006 in revenue, a consolidated net loss of $1,215,884 and cash of $943,662 used in operating activities. As of June 30, 2020, the Company had cash of $75,850, a working capital deficit of $1,534,461 and an accumulated deficit of $7,710,152. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company as of June 30, 2020 and 2019 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (which we refer to as “GAAP”) pursuant to the rules and regulations of the SEC.

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

We derive revenue from several types of activities – medical device sales, branded generic pharmaceutical sales, commercial real estate leasing and financial services. Our medical device sales include the marketing and distribution of certain professional and consumer grade digital non-contact thermometers, needle destruction unit, advanced bleeding control, non-compression hemostasis, and personal protection equipment. Through our United Kingdom based subsidiary, we manufacture, and market, branded generic pharmaceuticals, and certain other generic pharmaceuticals known as “specials”. Our real estate leasing revenues are from certain commercial properties under lease. The financial service revenue is from brokerage services. The Company offers customer discounts in certain cases. Such discounts are estimated at time of product sale and revenues are reduced for such discounts at the time of the sale. Shipping and handling costs are included in revenue and costs of goods sold.

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 or June 30, 2019.

Accounts Receivable

Accounts receivables are amounts due from customers of our pharmaceutical, medical device and financial services divisions. We do not require collateral from our customers. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of June 30, 2020 or June 30, 2019.

Inventory

Inventory consist of needle destruction devices and its components, purchased thermometers, UV sanitation lights, face masks, an advanced bleeding control, non-compression hemostasis, and certain branded generic pharmaceuticals held for resale. All inventories are stated at the lower of cost or net realizable value utilizing the first-in, first-out method. A portion of our inventory is located in the United Kingdom, which due to the COVID-19 pandemic has been in a lockdown environment for most of the period since March 31, 2020. As a result, sales efforts related to this inventory has temporarily ceased. The Company still expects to be able to sell this inventory but may incur additional costs in order to do so. Accordingly, an inventory reserve of approximately $60,000 has been recorded as of June 30, 2020 to reduce the inventory to net realizable value.

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

Our Louisiana real estate holdings include our former corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property on Jefferson Street in Lafayette, Louisiana. As of June 30, 2020, we are leasing both properties to third parties. The Company is also continuing to use a portion of the Chemin Metairie Road property for equipment storage for our real estate management unit.

Effective August 1, 2017, the tenant that leases the Jefferson Street property renewed that lease through December 31, 2022 at a rent of $3,250 per month. Beginning September 1, 2020, the Chemin Metairie is leased through February 28, 2021 at a rental rate of $2,000 per month.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 134,558,450 outstanding warrants as of June 30, 2020 of which 113,508,450 have an exercise price of $0.005 per share and 21,050,000 have an exercise price of $0.01 per share.

At June 30, 2020, including accrued but unpaid interest, there was one remaining 2016 Fixed Rate Convertible Note outstanding which totals $61,772 and is convertible into 4,118,143 shares of common stock upon conversion of the remaining 2016 Fixed Rate Convertible Note.

During the year ended June 30, 2020, we issued in private offerings exempt from registration debt securities in the form of new 2019 Variable Rate Convertible Notes (See Note 7) in the aggregate principal amount of $1,078,862. The proceeds were used for working capital. The majority of these 2019 Variable Rate Convertible Notes are convertible into shares of common stock at a variable conversion rate.

During the year ended June 30, 2020, we issued in private offerings exempt from registration debt securities in the form of new 2019 Fixed Rate Convertible Notes (See Note 7) in the aggregate principal amount of $1,192,000. With the proceeds we paid off certain variable rate convertible notes outstanding in the amount of approximately $701,500, plus accrued interest. The 2019 Fixed Rate Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share and include 25% warrant coverage at $0.01 per share.

At June 30, 2020, including accrued but unpaid dividends, there were potentially 207,354,980 shares of common stock issuable upon the conversion of our outstanding Series A Preferred Stock and, including accrued but unpaid dividends, there were potentially 124,331,318 shares of common stock issuable upon the conversion of our outstanding Series B Preferred Stock.

The shares of common stock that could be issued upon conversion of the warrants discussed above and the shares issuable from the conversion of the promissory notes and the Series A Preferred Stock and Series B Preferred Stock discussed above have been excluded from earnings per share calculations because these shares are anti-dilutive.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. All of our accumulated other comprehensive loss as of June 30, 2020 and June 30, 2019 relate to foreign currency translation.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, debt, and amounts due to related parties. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations, and stated interest rates.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. The revised guidance requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all long-term lease arrangements. The Company was required to adopt ASU 2016-02 as of July 1, 2019. The Company has elected to use the short-term lease exception allowed in ASU 2016-02. The adoption, therefore, did not have any effect on the Company’s consolidated financial statements as we did not have any leases with non-cancellable terms in excess of one year as of the adoption date. We did enter into a long-term lease in the quarter ended March 31, 2020 for new office space and have recorded a right-of-use asset and the related lease obligation as of June 30, 2020. Also see Note 6.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

Sales of pharmaceuticals and medical devices are recognized generally at the point in time when delivery occurs and title transfers to the buyer. Sales of pharmaceuticals and medical devices are usually collected within 90 days of the date of sale. In certain cases, the customers make advance payments on orders of medical devices. Such advance payments are recorded as deferred revenue in the accompanying consolidated balance sheets. As of June 30, 2020 and June 30, 2019, there were no deferred revenue recorded.

We have distributorship and sales representative agreements in place with third parties who do not take ownership of products. Any costs incurred related to these agreements are considered to be sales and marketing expenses. In the year ended June 30, 2020, we entered into a one-year distribution agreement with a distributor, which requires the distributor to order and purchase a minimum number of medical devices in each quarter of the agreement. The Company has invoiced and recorded net revenue of approximately $50,000 and accrued the related cost of goods sold in the year ended June 30, 2020 for the required minimum purchase. The minimum purchase inventory not yet shipped is segregated and held by the Company.

We also earn rental income from operating leases which is recognized over the rental period as the tenant occupies the space and pays the rental amount. Rentals are paid at the beginning of the month covered by the lease.

Disaggregation of Revenue

For the years ended June 30, 2020 and 2019, a summary of our revenue on a disaggregated basis is as follows:

	Year Ended
	June 30,
	2020	2019

Sales of medical devices	$1,077,890	$12,705
Sales of pharmaceuticals	—	71,792
Rental revenue from operating lease payments	56,302	44,509
	$1,134,192	$129,006

Transaction Prices

In some cases, we may offer introductory discounts to customers. In such cases, we reduce the recorded revenue for such discounts. For the year ended June 30, 2020 and 2019, our revenues were reduced by $143,675 and $0, respectively, for such discounts. Shipping and handling costs included in revenue was $1,305 for the year ended June 30, 2020.

4.	OTHER ASSETS

The investment in Tower Hotel Fund 2013, LLC (“Hotel Fund”) is recorded at cost, less any impairment. The Hotel Fund owns a resort property in Hawaii. Due to the COVID-19 pandemic, the tourism industry in Hawaii was adversely affected and the resort was temporarily closed from March 2020 to November 2020. The return to previous operating performance of this property and the timing, if it should occur, cannot be estimated at this time. Based on the expected reduction in cash flows and uncertainties related to the Hawaii tourism industry, the Company has recorded as of June 30, 2020, an impairment of $130,000 or approximately 50% of our remaining carrying value in this investment. The ultimate amount, if any, we recover from this investment cannot be estimated at this time and is expected to differ from our recorded investment.

During the year ended June 30, 2019, based on the stability of operations of the underlying real estate property at that time, and recent valuations, the partnership refinanced the property. We received a distribution of approximately $370,000 from the real estate limited partnership following this refinancing. This distribution was recorded as a reduction of our investment in the limited partnership, which is recorded at cost.

We are continuing to pursue the sale of our remaining investment in the Hotel Fund.

As of June 30, 2020, we have approximately $373,920 ($275,780 net of accumulated amortization) in intangible assets related to licenses held by EcoGen. Such intangible assets are being amortized over an estimated useful life of 20 years.

In September 2018, the Company entered into an agreement to acquire the exclusive manufacturing and distribution rights to certain needle incineration intellectual properties for $450,000, plus a broker’s fee of $17,500. Under the terms of the license agreement, the Company has paid $25,000 plus the first of a total twenty scheduled quarterly payments of $21,250. Any remaining payments become immediately payable upon the receipt of final approval by the FDA of devices related to the technology. Additionally, the Company agreed to pay a consulting fee of $1,000 per month for sixty months. The broker’s fee was paid through the issuance of 14 million shares of the Company’s common stock. The quarterly payments and the consulting fee were suspended as the seller defaulted under the terms of the purchase agreement in the following, non-exclusive particulars: by failing to provide RedHawk with exclusive rights to the intellectual properties and technology, all related inventions, patents, registrations, licenses, applications and contracts, trademarks, copyrights, designs, drawings, patterns, manuals and instructions, mask works, product certifications, computer programs and data, research and engineering work, critical tooling, design drawings, products, inventory, raw materials, molds, molding tools and dies. The prototypes provided were defective, unsafe and failed to work as represented. Further, the seller misrepresented that it had exclusive rights to the intellectual property being purchased. We have initiated and completed the reverse engineering of this needle incineration technology.

As a result of the seller’s defaults, the Company has written off all intangible assets related to these rights ($428,125) and all remaining unpaid obligations ($403,750). As a result, an impairment of $24,375 was recorded as of June 30, 2020.

In the year ended June 30, 2020, we issued 20,000,000 shares of Common Stock under the terms of a 2015 consulting agreement as a result of reaching certain milestones related to the development of our needle destruction devices. Under the terms of this consulting agreement, an additional 40,000,000 shares of Common Stock may be issued in the future if other milestones are met.

5.	INSURANCE NOTE PAYABLE

We finance a portion of our insurance premiums. At June 30, 2020, there was an $11,645 outstanding balance due on our premium finance agreements. The agreements have effective interest rates of 6.2% to 10.9%. The policies related to these premiums expire between October 2020 and July 2021.

6.	RELATED PARTY TRANSACTIONS

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matures on March 31, 2021. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. At June 30, 2020, the outstanding principal balance totaled $0.

During the fiscal year ended June 30, 2019, certain members of the board of directors and stockholders of the Company made $242,000 in interest free advances to the Company. The advances are convertible into shares of the Company’s common stock at rates ranging from $0.0024 to $0.0050 or 75,916,667 shares of common stock. During the quarter ended December 31, 2019, the Company received notice from the holders of $142,000 of these related parties of their intent to exercise their right to convert their advances into 55,916,667 shares of common stock. The conversion is expected to be completed subsequent to the year ending June 30, 2020.

Beginning in the quarter ended March 31, 2017, certain members of management agreed to forgo management fees in consideration of the operating cash flow needs of the Company. There is not a set timeline to reinstitute such management fees. As of June 30, 2020 and June 30, 2019, $50,000 in such fees remain unpaid and are recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

We entered into an office space lease in January 2020 with a company owned by a member of our Board of Directors. The lease is for a three-year term beginning April 1, 2020. The base annual rent is $25,830. In addition to the base rent, the Company will also pay a proportionate share of common area operating expenses. The Company initially recorded operating right-of-use (ROU) assets and liabilities in the amount of $62,363 upon entering into this lease. The ROU asset represents our right to use the asset for the lease term and the ROU liability represents our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments utilizing an interest rate based on a collateralized loan with the same term as the related lease. During the year ended June 30, 2020, the ROU asset and liability has been reduced by $4,891 for rental payments, which are included in general and administrative expenses in the accompanying combined statements of operations.

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

The Note is dated November 13, 2015 and has a remaining principal amount of $213,862 as of June 30, 2020. Monthly payments under the Note are $1,962 including interest accruing at a rate of 5.95% per annum. The Note matures in June 2021 and is secured by the commercial real estate, guarantees by the Company and its real estate subsidiary and the personal guarantee of a stockholder who is also an officer of the Company.

In March 2016, we issued $545,000 in principal amount of convertible promissory notes (which we refer to as the “Fixed Rate Convertible Notes”). The Fixed Rate Convertible Notes are secured by certain Company real estate holdings.

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

During the years ended June 30, 2020 and June 30, 2019, concurrent with the execution of the Exchange Agreement more fully described in Note 9, holders of $17,480 and $515,247, respectively, aggregate principal amount of the Company’s 5% convertible promissory notes (“5% Notes”), including accrued interest, converted their 5% Notes into 1,165,314 and 103,132,226, respectively, shares of Common Stock. At June 30, 2020, there was one remaining Fixed Rate Convertible Note outstanding with principal and accrued interest of approximately $62,000. This one remaining Fixed Rate Convertible Note (plus accrued interest) is convertible into our common stock at a conversion rate of $0.015 per share or 4,118,143 shares. During the year ended June 30, 2020 and 2019, we paid-in-kind approximately $3,000 and $30,000, respectively, of interest on these convertible notes.

In August 2019, we issued $487,000 in principal amount of new convertible promissory notes (which we refer to as the “2019 Fixed Rate Convertible Notes”). The 2019 Fixed Rate Convertible Notes are secured by certain Company real estate holdings. As of June 30, 2020, $842,000 of 2019 Fixed Rate Convertible Notes were outstanding.

The 2019 Fixed Rate Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share and include 25% warrant coverage at $0.01 per share. Interest accrues at a rate of 7% per annum and is payable semi-annually. The Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the 2019 Fixed Rate Convertible Notes. The Company may only issue the notice of its intent to redeem the 2019 Fixed Rate Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. The holder of the 2019 Fixed Rate Convertible Notes has the right to convert all or any portion of the 2019 Fixed Rate Convertible Notes at the conversion price at any time prior to redemption.

In May 2020, we issued $350,000 in principal amount of new convertible notes (which we refer to as the “2020 Fixed Rate Convertible Notes”). As of June 30, 2020, $350,000 (approximately $55,000 net of unamortized deferred loan costs and unamortized beneficial conversion) of 2020 Fixed Rate Convertible Notes were outstanding. The 2020 Fixed Rate Convertible Notes accrue interest at 10% per annum, are convertible into shares of our common stock at a price of $0.005 per share, mature twelve months after issuance and are unsecured. The proceeds from the 2020 Fixed Rate Convertible Notes were used to repay approximately $285,000 of Variable Rate Convertible Notes more fully described below. When issued in May 2020, the 2020 Fixed Rate Convertible Notes had an initial conversion rate below the trading price of the Company’s common stock creating a beneficial conversion feature (“BCF”), which exceeded the total cash proceeds received from its issuance. Accordingly, the BCF was recorded as a debt discount and additional paid-in capital of $300,000. The debt discount is being amortized over the one-year term of the note.

As of June 30, 2020, we had $0 of previously issued variable rate convertible notes outstanding (“Variable Rate Convertible Notes”). During the year ended June 30, 2020, we issued $1,078,862 of convertible notes to third parties with variable conversion rates (“2019 Variable Rate Convertible Notes”). The 2019 Variable Rate Convertible Notes mature at various dates between September 2020 and June 2021. We received approximately, net of financing costs incurred, $960,000 in cash from the issuance of these notes. These 2019 Variable Rate Convertible Notes have interest accruing at rates ranging between 10% - 12%. These notes issued to third parties have a variable conversion rate based on the price of the Company’s common stock. None of the 2019 Variable Rate Convertible Notes have been converted into shares of common stock.

The 2020 Fixed Rate Convertible Notes issued in May 2020 had an initial conversion rate below the trading price of the Company’s common stock at the date of issuance creating a beneficial conversion feature (“BCF”), which exceeded the total cash proceeds received from its issuance. Accordingly, the BCF was recorded as a debt discount and additional paid-in capital of $300,000. The debt discount is being amortized over the one-year term of the note.

During the year ended June 30, 2020, we repaid approximately $790,000 of Variable Rate Convertible Notes and 2019 Variable Rate Convertible Notes. Upon the retirement of these notes, the Company may, in certain cases, pay a prepayment amount in excess of the outstanding balance of principal and accrued interest. Such prepayment amounts totaled $137,364 for the year ended June 30, 2020 and have been recorded as a loss on extinguishment of debt in the accompanying consolidated statements of operations. $56,775 of these payments occurred during the six months ended December 31, 2019 and was previously recorded as interest expense; such amounts were reclassified to loss on extinguishment of debt in the quarter ended March 31, 2020. In the quarter ended September 30, 2019, we recognized a gain of $44,527 on the extinguishment of certain fixed rate convertible notes.

Subsequent to June 30, 2020, $485,737 of the 2019 Variable Rate Convertible Notes were convertible into common stock beginning in the quarter ending September 30, 2020. Subsequent to June 30, 2020, the principal amount of $426,500, plus accrued interest, of the 2019 Variable Rate Convertible Notes were converted into 130,650,810 shares of common stock. Additionally, subsequent to June 30, 2020, the principal amount of $20,737, plus accrued interest and prepayment penalties, of the 2019 Variable Rate Convertible Notes were repaid.

Certain of the 2019 Variable Rate Convertible Notes have maturity dates prior to June 30, 2021 and could be classified as a current liability. However, it is the Company’s expectation that such notes will be converted into shares, re-financed to longer terms, or paid off with the proceeds of long-term financing. Therefore, we have classified these notes as noncurrent. If we do not re-finance these convertible notes to longer terms, however, the holders of the convertible notes have the option to convert these notes into equity or hold the convertible notes to maturity.

During the year ended June 30, 2019, we issued $29,250 of convertible notes to our majority stockholder in exchange for 7,450,000 shares of our common stock.

In February 2018, we obtained a $100,000 line of credit from a bank. The line of credit was collateralized by a $100,000 certificate of deposit at the bank. The interest rate on the line of credit was 7.0% per annum. During the year ended June 30, 2020, proceeds from the certificate of deposit were used to repay the outstanding balance under the line of credit plus accrued interest.

On March 12, 2019, we obtained a $180,000 real estate loan from a financial institution. The note matured on April 1, 2020 and was extended to October 1, 2020. The Company is working on an additional extension of this loan. This real estate note is secured by certain real estate property and the personal guarantee of an officer and director of the Company. Interest only is payable monthly and accrues at an interest rate of 12%.

Beginning in the quarter ended June 30, 2019, we entered into a series of credit financing arrangements from financing institutions by pledging various Company assets. The proceeds from these credit agreements were used to pay the initial amount due under the Schreiber settlement agreement. As of June 30, 2020 and 2019, we had $129,389 and $253,219, respectively, outstanding on these loans.

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

In consideration of the mutual promises, covenants and conditions contained in the Settlement Agreement, the parties to the Litigation agreed that (i) Mr. Schreiber and the Schreiber Trust would transfer all Company stock they then owned (52,377,108 common shares) to the Company and (ii) the Company would (a) make to Mr. Schreiber and the Schreiber Trust a cash payment of Two Hundred Fifty Thousand and 00/100 Dollars (US$250,000.00) and (b) issue two Promissory Notes, each in the principal amount of Two Hundred Thousand and 00/100 Dollars (US$200,000.00), one of which was due and payable on or before September 6, 2020 (“Note 1”) and the other was due and payable on or before September 5, 2021 (“Note 2”). As a result of this Settlement Agreement, we recorded a loss of $471,880 in the year ended June 30, 2019.

Each Promissory Note was non-interest bearing, however each (i) included a $15,000 late penalty if the principal amount was not repaid by the due date and (ii) would bear interest at a rate of 18% per annum, from the issue date, if the principal was not repaid by the 30th date after the due date.

Pursuant to a Security Agreement between the parties, Mr. Klug and Beechwood secured the Company’s obligations to the Schreiber Trust under the Settlement Agreement by granting first-priority security interests in (i) 1,000 shares of Mr. Klug’s Series B Preferred Company Stock; and 1,473 shares of Mr. Klug’s Series A Preferred Company Stock, and (ii) Beechwood’s interest in the Tower Hotels Fund 2014, LLC (collectively “the Escrow Account”). Subsequent to June 30, 2020, Mr. Klug and Beechwood converted the 1,000 shares of Series B Preferred Company Stock and the 1,473 shares of Series A Preferred Company Stock into 124,849,365 and 122,730,903, respectively, of the Company’s Common Stock (collectively “the Escrow Shares”) and replaced the 1,000 shares of Series B Preferred Company Stock and 1,473 shares of Series A Preferred Company Stock held in the Escrow Account with the Escrow Shares as security pursuant to the Security Agreement.

On October 11, 2019, Mr. Schreiber and the Schreiber Trust filed a Motion to Enforce Settlement Agreement with the Louisiana Court alleging the Company has failed to comply with its obligations under the Settlement Agreement by selling stock for cash subsequent to the parties entering into the Settlement Agreement. The Motion to Enforce sought to accelerate the amounts owed to Mr. Schreiber and the Schreiber Trust under the Settlement Agreement, as well as attorneys’ fees.

On March 3, 2020 the Louisiana Court issued a ruling and order denying the Motion to Enforce on its principle claim but granting it on alternative grounds. The Company promptly filed a Notice of Appeal, on March 6, 2020.

On March 20, 2020 Mr. Schreiber and the Schreiber Trust filed a Motion for Entry of Money Judgment in the Louisiana Court. On April 22, 2020, the Company filed an Opposition, arguing the Louisiana Court did not have jurisdiction to enter the requested judgment, and even if it did it should not do so. The district court is yet to rule on this motion.

On April 29, 2020, the Company filed its Original Brief as Appellant with the United States Fifth Circuit Court of Appeal (“Court of Appeal”). It argued that the Louisiana Court’s ruling and order should be reversed and that the appeals court has either mandatory or discretionary jurisdiction to resolve the appeal, and if the latter should exercise that discretion to do so.

On May 27, 2020, Mr. Schreiber and the Schreiber Trust filed their Original Brief as Appellees, arguing that the Louisiana Court’s ruling should be sustained, and that the appeals court does not have jurisdiction over this appeal at this time.

On June 17, 2020, the Company filed its Reply Brief in support of its appeal.

On July 16, 2020, the Louisiana Court granted the Defendant’s Motion ordering the Company to pay to the Defendants $519,495.78 (“Judgment”) representing (i) the principal amount due on Note 1 ($200,000.00); (ii) the principal amount due on Note 2 ($200,000.00); (iii) 18% simple interest on certain outstanding debt charged back to the date of the Settlement Agreement; (iv) $40,000.00 of attorneys’ fees (10% of the amounts due, which to date remains greater than the amount of actual reasonable fees); and (v) interest from the date of the Louisiana Court’s judgment and costs. The Company has appealed the Louisiana Court’s ruling to the Court of Appeal and intends to vigorously defend against the ruling.

As previously disclosed, payment of the principal amount of Note 1 was tendered by the Company to the Defendants on August 13, 2020. Notwithstanding the appeal to the Court of Appeal, the Company tendered the early repayment of the principal amount of Note 2 to the Defendants on August 24, 2020. To date, $119,495.78 of the Judgment remains outstanding (“Remaining Unsatisfied Judgment”).

On September 4, 2020, the Company filed a Consent Motion to Approve Supersedeas Bond and Stay of Execution of Judgment Pending Appeal (“Motion to Approve”). On September 8, 2020 the Louisiana Court granted the Company’s Motion to Approve and the posting of a supersedeas bond by the Company in the whole amount of $143,491.26 representing (i) the Remaining Unsatisfied Judgment; plus (ii) Federal Post-Judgment Interest of $80.27; plus, (iii) 20% of the combined amount ($23,915.21).

On November 12, 2020, the Court of Appeals ruled “The district court abused its discretion by granting Schreiber’s motion to enforce the settlement agreement based solely on arguments and evidence presented for the first time in Schreiber’s reply brief without allowing RedHawk to file a surreply. Accordingly, we vacate the order and remand to the district court…….After rejecting the argument Schreiber made in his opening brief on the motion, the district court based its decision granting his motion exclusively on the arguments and evidence presented for the first time in his reply brief. It never gave RedHawk a full opportunity to counter Schreiber’s new arguments and then faulted RedHawk for its failure to do so.” The matter will now be remanded back to the Louisiana Court and the Judgment vacated after expiration of statutory delays.

As of June 30, 2020, the Company has recorded additional settlement loss so that the recorded liability is equal to the $519,496 Judgement. In the years ended June 30, 2020 and 2019, the total settlement loss related to the Schreiber litigation, including all legal fees, was $262,119 and $599,740, respectively.

Consultant Agreement

On July 19, 2019 (the “Effective Date”), RedHawk and its wholly-owned subsidiary, RedHawk Medical Products & Services, along with other affiliated entities, entered into a Consultant Agreement (“Agreement”) with Drew Pinsky, Inc (“DPI”) f/s/o Dr. Drew Pinsky (“Consultant”), for Consultant to be the exclusive spokesperson for the Company’s Sharps Needle and Destruction Device (“SANDD”) mini™, SANDD Pro™ and any related products and/or accessories (“Products”) for an initial period of two (2) years (“Initial Period”), under the terms and conditions described in the Agreement. At the end of the Initial Period, there shall be an automatic, immediately consecutive two (2) year extension period unless DPI, within 60 days of the expiration of the Initial Period, provides written notice of its intention not to extend the Agreement.

Under the Agreement, the Company will pay DPI a royalty equal to 3% of the “Net Sales”, as defined in the Agreement, of the Products but in no event will the royalty be less than $3.50 per SANDD mini™ unit sold and $13.50 per SANDD Pro™ unit sold.

Pursuant to the Agreement, the Company agreed to issue to the Consultant 68,700,000 shares of the Company’s common stock, which is equal to approximately 5% of the Company’s outstanding common stock on a fully diluted basis as of the Effective Date. Further, the Company has agreed to issue to the Consultant, one year after the Effective Date, an additional 68,700,000 shares of the Company’s common stock, unless DPI has provided the Company with written notice of its intention not to extend the Initial Period. As of the date of this Annual Report on Form 10-K, the Company has not yet issued any of the shares pursuant to the Agreement.

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

On August 4, 2020, Mr. Klug and Beechwood converted the 1,000 shares of Series B Preferred Company Stock and the 1,473 shares of Series A Preferred Company Stock into 124,849,365 and 122,730,903, respectively, of the Company’s Common Stock. On September 28, 2020, the Escrow Account in the Schreiber Litigation was dissolved. As a result, on October 6, the Company’s Board of Directors, Mr. Klug and Beechwood, agreed to exchange 124,849,365 and 122,730,903 of the Company’s Common Stock into 1,000 shares of Series B Preferred Company Stock and the 1,473 shares of Series A Preferred Company Stock, respectively. On November 4, 2020, the Company agreed to purchase from Beechwood 122,730,903 shares of the Company’s common stock in exchange for 1,473 shares of the Company’s 5% Series A Preferred Stock, stated value of $1,133.81 per share.

 During the year ended June 30, 2020 and 2019, we paid-in-kind $152,842 and $156,261, respectively, of related preferred stock dividends.

Exchange Agreement

On June 20, 2019, RedHawk Holdings Corp. entered into a Stock Exchange Agreement (“Exchange Agreement”) with Beechwood. G. Darcy Klug, the Company’s Chairman of the Board and Chief Financial Officer, is the sole member and manager of Beechwood. Under the Exchange Agreement, the Company purchased from Beechwood 113,700,000 shares of the Company’s common stock, in exchange for 1,277 shares of the Company’s 5% Series A Preferred Stock and a Stock Purchase Warrant (“Warrant”) to acquire 113,508,450 shares of common stock at an exercise price of $0.005 per share (collectively, the “Transactions”). The Warrant expires June 20, 2029.

Concurrent with the execution of the Exchange Agreement, holders of $580,108 aggregate principal amount of the Company’s 5% convertible promissory notes (“Notes”), including accrued interest, were offered and converted their Notes into 116,021,700 shares of Company common stock at a conversion price of $0.005 per share. The extinguishment of the notes and the related accrued interest for the shares of common stock resulted in a gain on extinguishment of approximately $419,000 based on the closing price of the common stock as of the exchange date.

Warrants

In conjunction with the Exchange Agreement, Beechwood was issued the Warrant, as described above.

In conjunction with the 2019 Fixed Rate Convertible Notes, the holders of the 2019 Fixed Rate Convertible Notes were issued 21,050,000 warrants to purchase the Company’s common stock at a price of $0.01 per share. The warrants expire ten years from the date of issuance.

10.	INCOME TAXES

As of June 30, 2020, the Company has approximately $6.8 million of U.S. net operating losses (NOLs) carried forward to offset taxable income in future years. Approximately $3,7 million of this NOL will expire commencing in fiscal 2026 through 2038. The NOLs of approximately $3.1 million from years ended subsequent to June 30, 2018 have an indefinite carryforward period. As a result of the numerous common stock transactions that have occurred, the amount of these NOLs which is actually available to offset future income may be severely limited due to change-in-control tax provisions. The Company has not estimated the effect of such change-in-control limitation. The related deferred income tax asset of these NOLs, without consideration of any change-of-control limitation, was estimated to be approximately $1.4 million as of June 30, 2020. The estimated deferred income tax asset related to U.S. NOL carry forwards is based on the reduced 21% corporate income tax rate. Due to our history of operating losses and the uncertainty surrounding the realization of the deferred tax assets in future years, our management has determined that it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has recorded a 100% valuation allowance against its net deferred tax assets. Thus, there is no net tax asset recorded as of June 30, 2020 or June 30, 2019. Similarly, there is no income tax benefit recorded on the net loss of the Company for the years ended June 30, 2020 and 2019.

11.	ASSET IMPAIRMENTS

In the year ended June 30, 2020, we recognized several asset impairments totaling $214,675. This impairment was comprised of the following:

●	The resort property owned by the real estate limited partnership, in which we have an ownership interest in, is located in Hawaii. As a result of the COVID-19 pandemic, the tourism industry in Hawaii has been adversely affect and the resort was temporarily closed for an extended period. As a result, we have recorded an impairment of $130,000. (See Note 4.)

●	We have certain inventory located in the United Kingdom. As a result of the COVID-19 pandemic, the United Kingdom has been in partial or complete lockdown for an extended period and we have been unable to market the inventory. The inventory is still salable but additional costs and/or price reductions may be necessary. As a result, we have recorded a $60,300 impairment to reduce the inventory to estimated net realizable value. (See Note 1.)

●	A third party from which we had agreed to acquire the exclusive manufacturing and distribution rights to certain needle incineration intellectual properties defaulted on that agreement. As a result of that default, we have recorded an impairment of intangible assets of $24,375. (See Note 4.)

.

12.	SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical, and Other Services. Our Land & Hospital and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss. The following table reflects our segments as of June 30, 2020 and 2019 and for the years then ended.

		MEDICAL
Year ended	LAND &	DEVICE &	OTHER
June 30, 2020	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$56,302	$1,077,890	$—	$—	$1,134,192
Operating loss	$(13,928)	$(61,998)	$(216)	$(703,635)	$(779,777)
Interest expense	$46,986	$936	$—	$416,372	$464,294
Depreciation and amortization	$31,333	$53,200	$—	$—	$84,533
Identifiable assets	$772,165	$94,791	$77,944	$1,023,639	$1,968,539

Year ended June 30, 2019	LAND & HOSPITALITY	MEDICAL DEVICE & PHARMA	OTHER SERVICES	CORPORATE	TOTAL

Operating revenues	$44,509	$84,497	$—	$—	$129,006
Operating loss	$(16,920)	$(75,375)	$(201)	$(569,447)	$(661,943)
Interest expense	$24,036	$527	$—	$283,125	$307,688
Depreciation and amortization	$31,333	$69,984	$—	$—	$101,317
Identifiable assets	$932,520	$163,857	$18,500	$1,194,456	$2,309,333

13.	SUBSEQUENT EVENTS

The Company evaluates subsequent events through the time of our filing on the date we issue our consolidated financial statements, which was on November 18, 2020. The following are significant matters which occurred subsequent to June 30, 2020 and are not described fully in the notes to the financial statements:

●	Subsequent to June 30, 2020, the principal amount of $426,500, plus accrued interest of $23,681, of the 2019 Variable Rate Convertible Notes were converted into 130,650,810 shares of common stock;

●	Subsequent to June 30, 2020, the principal amount of $20,737, plus accrued interest and prepayment penalties, of the 2019 Variable Rate Convertible Notes was repaid;

●	Subsequent to June 30, 2020, to assist with liquidity needs, the Company issued $200,000 in fixed rate convertible debt and accessed additional short term credit lines totaling approximately $200,000;

●

Subsequent to June 30, 2020, the Louisiana Court granted the Defendant’s Motion ordering the Company to pay to the Defendants $519,495.78 (“Judgment”) representing (i) the principal amount due on Note 1 ($200,000.00); (ii) the principal amount due on Note 2 ($200,000.00); (iii) 18% simple interest on certain outstanding debt charged back to the date of the Settlement Agreement; (iv) $40,000.00 of attorneys’ fees (10% of the amounts due, which to date remains greater than the amount of actual reasonable fees); and (v) interest from the date of the Judgment and costs. The Company has appealed the Louisiana Court’s ruling to the United States 5th Circuit Court of Appeals (the “Court of Appeals”) and intends to vigorously defend against the ruling. Payment of the principal amount of Note 1 was tendered by the Company to the Defendants on August 13, 2020. Notwithstanding the appeal to the Court of Appeals, the Company tendered the early repayment of the principal amount of Note 2 to the Defendants on August 24, 2020. To date, $119,495.78 of the Judgment remains outstanding.

On November 12, 2020, the Court of Appeals ruled the Louisiana Court abused its discretion by granting the Defendant’s motion to enforce the settlement agreement based solely on arguments and evidence presented for the first time in the Defendant’s reply brief without allowing RedHawk to file a surreply. Accordingly, the Court of Appeals vacated the order and remanded the matter back to the Louisiana Court.

●	On August 4, 2020, Mr. Klug and Beechwood converted the 1,000 shares of Series B Preferred Company Stock and the 1,473 shares of Series A Preferred Company Stock into 124,849,365 and 122,730,903, respectively, of the Company’s Common Stock in connection with the Schreiber Litigation and the shares were placed in the related Escrow Account;

●	On September 28, 2020, the Escrow Account in the Schreiber Litigation was dissolved. Thus, on October 6, 2020, the Company agreed to re-purchase from Beechwood 124,849,365 shares of the Company’s common stock in exchange for 1,000 shares of the Company’s 5% Series B Preferred Stock (“Series B Preferred Stock”) stated value of $1,248.49 per share; and on November 4, 2020, the Company agreed to re-purchase from Beechwood 122,730,903 shares of the Company’s common stock in exchange for 1,473 shares of the Company’s 5% Series A Preferred Stock, stated value of $1,133.81 per share. The November 4, 2020 exchange has not yet been completed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2020 which is the end of the period covered by this Form 10-K. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (which we refer to as “COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2020, our management determined that there were control deficiencies that constituted material weaknesses, as described below.

●	We have limited personnel and do not have adequate segregation of duties, including over cash controls – As of June 30, 2020, the Company had not maintained sufficient internal control over financial reporting as it has limited personnel and does not have an adequate segregation of duties. This includes internal controls over certain cash processes, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. The lack of such controls over cash were mitigated by the fact that the Company had limited transactions in its bank accounts and significant cash transactions are reviewed by the board of directors. This also means there is limited review of accounting and financial reporting conclusions made by the Company’s chief financial officer.

Accordingly, our management concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, our management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2020, that occurred during our fourth fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Departure of Director

On November 16, 2020, Mr. Joseph R. Mohr resigned his position as a member of the Company’s board of directors effective immediately to pursue other interests. Mr. Mohr’s resignation was not the result of any disagreement with any Company or Board practice, action or policy. During his tenue as a director, Mr. Mohr worked closely with the Company, its engineering consultants and the Louisiana State University Business and Technology Center to complete the re-design, re-engineering and development of RedHawk’s SANDD Pro™ and its related manufacturing vendor supply chain. The project to re-design, re-engineer and development the RedHawk’s SANDD Pro™ was completed on or about November 1, 2020.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, and positions held, are as follows:

Name	Age	Position Held with the Company

G. Darcy Klug	68	Chairman of the Board of Directors and Chief Financial Officer
Philip C. Spizale	48	Chief Executive Officer and Director
Steven C. Bader	55	Director
Micah R. Vidrine	58	Director
Gerald C. Guzzino	57	Director
Charles F. D’Agostino	70	Director

G. Darcy Klug. Mr. Klug has been our Chairman of our board of directors on April 20, 2016. He served as our Interim Chief Executive Officer since November 12, 2018 until the appointment of Philip C. Spizale as our Chief Executive Officer effective June 8, 2020. Mr. Klug has served as the Company’s Chief Financial Officer since February 27, 2015. Mr. Klug is the founder and sole owner of Beechwood. This company focuses on acquiring, renovating and leasing select commercial and residential real estate. Mr. Klug is also the owner of several other investment companies, including Beechwood Capital Corporation and RedHawk Capital, LLC. From May 2008 until he joined RedHawk, Mr. Klug was engaged in various private investments including real estate and oilfield service companies. Between May 2001 and May 2008, Mr. Klug was Executive Vice President (formerly Chief Financial Officer) of OMNI Energy Services Corp., a Nasdaq listed company. From 1987 through May 2001, he was engaged in several private investments in the oilfield service, medical litigation support and manufacturing industries. Between 1983 and 1987, Mr. Klug held various positions with a private oil and gas fabrication company, including the position of Chief Operating Officer and Chief Financial Officer. Prior to 1983, he held various positions with Galveston-Houston Company, a New York Stock Exchange listed manufacturer of oil and gas equipment and held the position of Chief Financial Officer of First Matagorda Corporation, a Nasdaq listed oil and gas exploration company and affiliate of Galveston-Houston Company. Between 1973 and 1979, he was a member of the audit staff of Coopers & Lybrand (now PricewaterhouseCoopers). Mr. Klug is a 1973 accounting graduate of Louisiana State University and, in 1974, was admitted as a member of the Louisiana State Board of Certified Public Accountants, the Texas State Board of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Klug is qualified to serve as a director because of his extensive financial experience with both public and private companies.

Philip C. Spizale. Mr. Spizale was appointed the Company’s Chief Executive Officer effective June 8, 2020. On June 13, 2019, the board of directors approved the appointment of Mr. Spizale to the Board effective July 1, 2019. Mr. Spizale serves as Chairman of the Company’s Compensation Committee. Mr. Spizale joined RedHawk as a healthcare advisor to the Board in November 2017. Mr. Spizale has more than 25 years of sales and management experience in the healthcare industry and will assist the Company in developing its marketing strategies for sales and distribution of its medical devices. In 2016, Mr. Spizale joined REVA, Inc., the largest fixed wing air medical transport service provider in the Americas, as its Chief Sales Officer. Between 2003 and 2016, Mr. Spizale held various senior sales and managerial positions with Concentra Inc., a national health care provider of a wide range of medical services to employers and patients, including urgent care, occupational medicine, physical therapy, primary care, and wellness programs. Mr. Spizale holds a Masters of Business Administration degree from Webster University in St. Louis and a Bachelors of Arts degree in Communications from Loyola University in New Orleans. Mr. Spizale is qualified to serve as a director because of his extensive sales and management experience in the healthcare industry.

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

Micah R. Vidrine. Mr. Vidrine, CPA, was appointed to the Board effective July 1, 2019. Mr. Vidrine serves as Chairman of the Company’s Audit Committee. Since 2001, Mr. Vidrine has been a Partner with the public accounting firm of Wright, Moore, DeHart, Dupuis & Hutchinson (“WMDDH”). Mr. Vidrine is a member of the WMDDH’s Executive Committee and served as its Managing Partner in 2016. Between 1995 and 2000, Mr. Vidrine held various senior financial positions with a private construction equipment company until he returned to public accounting in 2000. Mr. Vidrine holds a Bachelor of Science degree in Management from the University of Louisiana – Lafayette and completed post-baccalaureate accounting studies at Louisiana State University and Southern Methodist University. Immediately after graduation, Mr. Vidrine commenced his career in public accounting and was admitted to the Louisiana State Board of Public Accountants and the American Institute of Certified Public Accountants in 1986. He is the Past President of the Lafayette, Louisiana chapter of the YMCA serves on the board of directors of Champions International, a non-profit organization serving young men through athletic camps and competition, and Trinity Outdoors Disabled Adventures, a non-profit organization that enables disabled individuals to experience the outdoors. Mr. Vidrine is qualified to serve as a director because of his substantial financial and accounting experience.

Gerald C. Guzzino. Gerald C. Guzzino was appointed to the Board effective October 15, 2019. Mr. Guzzino has more than 20 years of experience in medical device sales and marketing and is an accomplished, growth-oriented executive. From 2009 to 2018, Mr. Guzzino was the President and owner of the Louisiana-based arm of Quest Medical, LLC (“Quest”), a distributor of medical devices for Arthrex. Mr. Guzzino’s company focused on selling products across the orthopedic field in order to improve patient results from surgical procedures. He was responsible for his agency’s complete profit and loss responsibility, strategic planning, fiscal management, customer relations, independent sales representative supervision and employee continuing education. At Quest, he successfully managed over 50 sales representatives in Louisiana and Mississippi. Mr. Guzzino is a 1992 graduate of Southeastern Louisiana University with a Bachelor of Science degree. Mr. Guzzino is qualified to serve as a director because of his vast experience with medical device sales and marketing.

Charles F. D’Agostino. Mr. D’Agostino was appointed to the Board effective December 10, 2019. Mr. D’Agostino is the retired founder and Executive Director of the LSU Innovation Park and the Louisiana Business & Technology Center (“LBTC”) at Louisiana State University and has been actively involved in entrepreneurship, economic development and technology transfer for the last 30 years. While overseeing the LBTC, Mr. D’Agostino directed the five LSU Business Incubators, LSU rural and disaster business counseling programs, and the Louisiana Technology Transfer Office. Mr. D’Agostino currently serves as vice-chairman of the Board of Trustees of the Baton Rouge General Hospital. Previously, he served on the Board of Directors of the Association of University Research Parks (1999-2005 and 2011-17) and was President from 2015 to 2017. He also served on the board of the National Business Incubation Association from 1991 to 1998. Mr. D’Agostino received a Bachelor of Science for Arts & Science degree from Louisiana State University with a concentration in Chemistry. In 1972, Mr. D’Agostino also received a Masters of Business Administration degree from Louisiana State University. Mr. D’Agostino is qualified to serve as a director because of his vast experience in managing innovative product development.

Audit Committee and Audit Committee Financial Expert

During the year ended June 30, 2020, the board of directors established an audit committee for the purpose of overseeing our accounting and financial reporting processes and the audits of our annual financial statements, and appointed Mr. Vidrine as the Chairman of the newly established audit committee. We believe that Mr. Vidrine qualifies as an audit committee financial expert. In addition to Mr. Vidrine, Mr. Guzzino also serves on the audit committee. Mr. Guzzino is an “independent director” as the term is defined in the NASDAQ Listing Rule 5605(a)(2).

Committees and Procedures

During the year ended June 30, 2020, the board of directors established an audit committee and a compensation committee. Messrs. Vidrine and Spizale have been appointed to serve as Chairman of both the audit and compensation committees, respectively.

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

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended June 30, 2020, Forms 5 and any amendments thereto furnished to us with respect to the fiscal year ended June 30, 2020, and the representations made by the reporting persons to us, we believe that during the fiscal year ended June 30, 2020, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following describes the compensation program for our named executive officers for the fiscal year ended June 30, 2020, which named executive officers were as follows:

•

G. Darcy Klug: Mr. Klug currently serves as our Chief Financial Officer and Chairman of our board of directors. Mr. Klug has served as our as Chairman of our board of directors since April 20, 2016 and our Chief Financial Officer since February 27, 2015. Mr. Klug served as our Interim Chief Executive Officer between November 12, 2018 and the appointment of Philip C. Spizale as Chief Executive Officer effective June 8, 2020.

Philip C. Spizale. Mr. Spizale began serving as our Chief Executive Officer effective June 8, 2020. He has served as a member of our board of directors since July 1, 2019.

•	Thomas J. Concannon: Mr. Concannon previously served as our Chief Executive Officer and as a member of our board of directors during the fiscal year ended June 30, 2019. On November 12, 2018, Mr. Concannon resigned his position as our Chief Executive Officer and as a member of the board of directors. Upon receipt of Mr. Concannon’s resignation, the board of directors appointed G. Darcy Klug to replace Mr. Concannon as the Company’s Interim Chief Executive Officer, effective November 12, 2018.

Summary Compensation Table

						Non-
						Equity	Nonqualified
Name and Principal	Fiscal			Stock	Option	Incentive Plan	Deferred Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
		($)	($)	($)	($)	($)	($)	($)	($)
G. Darcy Klug	2020	—	—	—	—	—	—	—	—
Chairman, Former Interim CEO, CFO and Director	2019	—	—	—	—	—	—	—	—

Philip C. Spizale	2020	—	—	—	—	—	—	—	—
Chief Executive Officer and Director

Thomas J. Concannon	2019	—	—	—	—	—	—	—	—
Former CEO and Director

(1)	Mr. Klug resigned his position as Interim Chief Executive Officer effective June 8, 2020. Mr. Concannon resigned his position as Chief Executive Officer and a director on November 12, 2018.

Narrative Disclosure to Summary Compensation Table

Beginning in the quarter ended March 31, 2017, certain members of management (including Messrs. Klug and Concannon) agreed to forgo all management fees and compensation in consideration of the operating cash flow needs of the Company. There is no set timeline to reinstitute such management fees. Accordingly, as shown in the Summary Compensation Table, no compensation was earned by Messrs. Klug or Concannon for the fiscal year ended June 30, 2020 or the fiscal year ended June 30, 2019.

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

Outstanding Equity Awards at Fiscal Year-End

No equity awards were outstanding as of the fiscal year ended June 30, 2020.

Compensation of Directors

No compensation was earned by, and no awards were issued to, our directors for the fiscal year ended June 30, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Information

The following table sets forth certain information concerning the number of shares of our capital stock beneficially owned (as determined under Rule 13d-3 pursuant to the Exchange Act) as of October 2, 2020 by: (i) our directors; (ii) our named executive officers; (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of our capital stock; and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. Beneficial ownership consists of a direct interest in the shares of our capital stock, except as otherwise indicated.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)	Series A Preferred Stock Beneficially Owned	Percentage of Series A Preferred Stock Beneficially Owned(1)	Series B Preferred Stock Beneficially Owned	Percentage of Series B Preferred Stock Beneficially Owned(1)
G. Darcy Klug(2) (3)	449,918,195	29.2%	1,277	100%	—	—
Philip C. Spizale(3)	10,009,978	*	—	—	—	—
Steven C. Bader(3)	4,000,000	*	—	—	—	—
Micah R. Vidrine(3)	4,765,311	*	—	—	—	—
Gerald C. Guzzino(3)	1,250,000	*	—	—	—	—
Charles F. D’Agostino	750,000	*	—	—	—	—
Current Directors and Officers as a group	469,384,484	30.6%	1,277	100%	—	—

*	Indicates ownership of less than 1%.

(1)	As of October 2, 2020, there were (1) 1,341,882,235 shares of the Company’s common stock outstanding, and (2) 1,277 shares of the Company’s Series A Preferred Stock issued and outstanding.

(2)

Includes shares held by Beechwood. Mr. Klug has voting and dispositive control over securities held by Beechwood Properties, LLC. Mr. Klug is our Chairman, former Interim Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Klug beneficially owns 1,277 of our Series A Preferred Stock, which has ten times super voting rights. Including the voting power of the Series A Preferred Stock, Mr. Klug has approximately 50.2% of the voting power of our common stock. Each share of Series A Preferred Stock is convertible at the option of the holder into shares of common stock as further described (including the terms of conversion) in Note 9 to our audited consolidated financial statements. Mr. Klug has 113,508,450 warrants exercisable to acquire our common stock at a price of $0.005 per share. The warrants expire in June 2029. Common stock beneficially owned assumes full conversion, based on the current stated value as of September 18, 2020, of the 1,277 shares of presently convertible Series A Preferred Stock into 85,133,333 shares of common stock, plus full exercise of 113,508,450 warrants to acquire 113,508,450 shares of common stock. Subsequent to June 30, 2020, the Company agreed to acquire 124,849,365 shares of Company common stock from Beechwood for 1,000 shares of our Series B Preferred Stock, $1,248.49 stated value. After the acquisition is completed, Mr. Klug will have approximately 68.3% of the voting power of our common stock. Subsequent to June 30, 2020, the Company agreed to purchase from Beechwood 122,730,903 shares of the Company’s common stock in exchange for 1,473 shares of the Company’s 5% Series A Preferred Stock, stated value of $1,133.81 per share.

(3)	Messrs. Klug, Spizale, Bader, Vidrine, Guzzino and D’Agostino currently serve as directors of the Company.

Equity Compensation Plan Information

On August 19, 2019, our board of directors adopted the 2019 Stock Incentive Plan and reserved 110,000,000 shares of common stock for potential issuance under this plan. The following table sets forth information as of June 30, 2020 with respect to shares of common stock that may be issued under our existing equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	—	—	110,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	110,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Line of Credit

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with Beechwood, a company owned and controlled by Mr. Klug, to evidence prior indebtedness and provide for future borrowings. The advances were used to fund our operations. The Line of Credit accrues interest at 5% per annum and matured on March 31, 2018. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder had the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. At June 30, 2017, Mr. Klug converted $250,000 into Series A Preferred Stock.

Convertible Note

On May 31, 2019, the Company sold a $50,000 convertible note to Robert H. Rhyne, Jr., who was serving as a director of the Company at the time. The convertible note is convertible into shares of the Company’s common stock at a conversion price of $0.005 per share.

Settlement Agreement

On March 22, 2019, the parties to the Litigations have entered into a Settlement Agreement and General Release to resolve all issues arising out of the subject matter of the Litigation. In consideration of the mutual promises, covenants and conditions contained in the Settlement Agreement, the parties to the Litigation agreed that (i) Mr. Schreiber and the Schreiber Trust transferred all Company stock they then owned (52,377,108 common shares) to the Company and (ii) the Company (a) made to Mr. Schreiber and the Schreiber Trust a cash payment of $250,000 and (b) issued two Promissory Notes, each in the principal amount of $200,000, one of which shall be due and payable on or before September 6, 2020 (“Note 1”) and the other shall be due and payable on or before September 5, 2021 (“Note 2”).

Payment of the principal amount of Note 1 was tendered by the Company to the Defendants on August 13, 2020. The Company tendered the early repayment of the principal amount of Note 2 to the Defendants on August 24, 2020.

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

On August 4, 2020, Mr. Klug and Beechwood converted the 1,000 shares of Series B Preferred Stock and the 1,473 shares of Series A Preferred Stock into 124,849,365 and 122,730,903, respectively, of the Company’s Common Stock and deposited these shares into the Escrow Account established in connection with the Settlement Agreement in Schreiber Litigation. On September 28, 2020, the Escrow Account in the Schreiber Litigation was dissolved. As a result, on October 2, the Company agreed to acquire 124,849,365 shares of the Company’s common stock for 1,000 shares of the Company’s Series B Preferred Stock, $1,248.49 stated value. On November 4, 2020, the Company agreed to acquire 122,730,903 shares of the Company’s common stock for 1,473 shares of the Company’s Series A, $1,133.81 stated value.

Loans from Certain Stockholders

In the year ended June 30, 2019, certain stockholders and board members of the Company made $110,000 in interest free advances to the Company.

Director Independence

Our board of directors has seven (7) directors consisting of G. Darcy Klug, Philip C. Spizale, Steven C. Bader, Micah C. Vidrine, Gerald C. Guzzino and Charles F. D’Agostino.

We use the definition of “independent” set forth in NASDAQ Marketplace rules in determining whether a director is independent in the capacity of director. Consistent with NASDAQ’s independence criteria, our Board has affirmatively determined that each of our current directors, and all of our directors who served in the fiscal year ended June 30, 2020, other than Messrs. Klug and Spizale, is an “independent director” as defined in NASDAQ Listing Rule 5605(a)(2). NASDAQ’s independence criteria include a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with us. In addition, as further required by NASDAQ rules, our Board has subjectively determined as to each independent director that no relationship exists that, in the opinion of the board of directors, would interfere with each such person’s exercising independent judgment in carrying out his or her responsibilities as a director. In making these determinations on the independence of our directors, our Board considered the relationships that each such director has with us and all other facts and circumstances the board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each such person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	For the Year Ended June 30,
	2020	2019

Audit Fees	$82,500	$77,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$82,500	$77,500

Audit fees represent the aggregate fees for professional services rendered for audits of the consolidated financial statements of the Company and reviews of interim consolidated financial statements.

Audit services for the years ended June 30, 2020 and June 30, 2019 were provided by Postlethwaite & Netterville, APAC.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

Our board of directors also considers the nature and amount of fees billed by our independent auditors and related to the provision of services for activities unrelated to the audit to determine whether it is compatible with maintaining our independent auditors’ independence. For the years ended June 30, 2020 and 2019, no such services were performed.

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

(a)(3) Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 26, 2019)

3.1.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2015)

3.1.2	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 5, 2016)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on March 7, 2006)

4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed on October 15, 2019)

10.3	Exclusive License and Distributorship Agreement dated November 27, 2013 between HuBDIC Co. Ltd. and American Medical Distributors, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 2, 2014)

10.4	Settlement Agreement, dated as of March 22, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 25, 2019)

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

REDHAWK HOLDINGS CORP.

Date: November 18, 2020	By:	/s/ Philip C. Spizale
Philip C. Spizale
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 18, 2020	By:	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 18, 2020	By:	/s/ G. Darcy Klug
G. Darcy Klug
Chairman of the Board, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: November 18, 2020	By:	/s/ Philip C. Spizale
Philip C. Spizale
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 18, 2020	By:	/s/ Steven Bader
Steven Bader
Director

Date: November 18, 2020	By:	/s/ Micah R. Vidrine
Micah R. Vidrine
Director

Date: November 18, 2020	By:	/s/ Gerald C. Guzzino
Gerald C. Guzzino
Director

Date: November 18, 2020	By:	/s/ Charles F. D’Agostino
Charles F. D’Agostino
Director