Form 10-Q
period 2020-09-30
RedHawk Holdings Corp.
filed 2020-12-21
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

On December 18, 2020, 1,217,032,870 shares of common stock, par value 0.001 per share, were outstanding.

REDHAWK HOLDINGS CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED Consolidated Financial Statements.

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

(unaudited)

	September 30,	June 30,
	2020	2020

ASSETS

Current Assets:
Cash	$28,462	$75,850
Receivables	89,816	98,700
Inventory, net	386,422	387,175
Prepaid expenses	153,664	55,967
Total Current Assets	658,364	617,692

Property and Improvements:
Land	110,000	110,000
Tooling and equipment	5,600	5,600
Building and improvements	670,000	670,000
	785,600	785,600
Less, accumulated depreciation	(152,046)	(144,013)
	633,554	641,587

Other Assets:
Investment in real estate limited partnership	127,173	127,173
Right of use asset, net	57,384	62,363
Intangible asset, net of amortization of $457,946 and $418,571, respectively	391,140	389,762
Other assets	131,101	129,962
	706,798	709,260

Total Assets	$1,998,716	$1,968,539

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$510,819	$425,884
Accrued Liabilities	703,611	642,929
Settlement liability	119,496	519,496
Current maturities of long-term debt	428,963	402,082
Operating leases - current	21,256	20,728
Lines of credit	207,400	129,389
Insurance notes payable	4,929	11,645

Total Current Liabilities	1,996,474	2,152,153

Non-current Liabilities
Due to related parties	246,500	242,000
Operating leases - non-current	36,128	41,635
Convertible notes payable, net of $382,717 in deferred loan costs and $175,000 of beneficial conversion at September 30, 2020 and $120,783 in deferred loan costs and $250,000 of beneficial conversion at June 30, 2019	1,620,426	1,465,342
	1,903,054	1,748,977
Total Liabilities	3,899,528	3,901,130

Commitments and Contingencies
	—	—
Stockholders' Equity (Deficit):
Preferred stock, 5,000 authorized shares and 1,277 and 3,750 issued and outstanding at September 30, 2020 and June 30, 2020, respectively, respectively
5% Series A, 2,750 shares designated, $1,000 and $1,131 stated value, and 1,277 and 2,750 issued and outstanding at September 30, 2020 and June 30, 2020, respectively	1,277,000	3,110,325
5% Series B, 1,000 shares designated, $1,243 and $1,243 stated value, and 0 and 1,000 issued and outstanding at September 30, 2020 and June 30, 2020, respectively	—	1,243,314
Common Stock, par value of $0.001 per share, 2,000,000,000 authorized shares and 1,543,430,878 and 1,165,199,800 issued at September 30, 2020 and June 30, 2020, respectively	1,543,431	1,165,199
Additional paid-in capital	4,005,803	852,039
Accumulated other comprehensive loss	(12,926)	(12,958)
Accumulated deficit	(8,133,762)	(7,710,152)
	(1,320,454)	(1,352,233)
Less, Treasury stock 201,548,643 shares, at cost	(580,358)	(580,358)
Total Stockholders' Equity	(1,900,812)	(1,932,591)

Total Liabilities and Stockholders’ Equity	$1,998,716	$1,968,539
	—	—

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	September 30,
	2020	2019

Revenues	$447,339	$50,558

Operating Expenses:
Costs of goods sold	256,756	9,853
Sales and marketing expenses	107,752	51,191
Professional fees	46,942	70,219
Research and development costs	13,041	23,842
Operating expenses	72,944	36,914
Depreciation and amortization	15,533	20,958
General and administrative	41,516	29,479

Total Operating Expenses	554,484	242,456

Net Loss from Operations	(107,145)	(191,898)

Other Income (Expense):
Gain (loss) on early extinguishment of debt	—	44,527
Amortization of discount on convertible debt	(75,000)	—
Settlement loss and other	(28,491)	—
Interest expense	(191,835)	(90,659)
	(295,326)	(46,132)

Net Loss	(402,471)	(238,030)

Other comprehensive income:
Effect of foreign currency translation	32	(2,787)
	32	(2,787)

Comprehensive Loss	(402,439)	(240,817)

Preferred Stock Dividends	(21,139)	(61,577)

Comprehensive Loss Available for Common Stockholders	$(423,578)	$(302,394)

Net Loss Per Share
Basic	$—	$—
Diluted	$—	$—

Weighted Average Shares Outstanding
Basic	1,165,802,735	877,715,710
Diluted	1,165,802,735	877,715,710

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(402,471)	$(240,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	7,500	13,125
Amortization of beneficial conversion	75,000	—
Amortization of deferred loan costs	73,372	17,319
Depreciation	8,033	7,833
Non-cash interest expense	23,681	—
Gain on extinguishment of debt	—	(44,527)
Changes in operating assets and liabilities:
Accounts receivable	8,884	(2,645)
Inventory	753	8,089
Prepaid expense and other assets	(97,697)	(89,994)
Accounts payable and accrued liabilities	130,425	98,129
Net Cash Used in Operating Activities	(172,520)	(233,488)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments to) related parties, net	4,500	12,000
Proceeds from issuance of convertible debt	490,412	880,125
Payments on convertible debt	(20,737)	(154,396)
Payments on long-term debt	(400,000)	—
Deferred loan costs, net	(37,235)	(39,671)
Payments on lines of credit, net	78,011	(41,954)
Payments on insurance notes payable	(6,716)	(129,175)
Principal payments (payments on) on long-term debt	26,881	(2,481)
Net Cash Provided by Financing Activities	135,116	524,448
Effect of exchange rate on cash	(9,984)	(3,088)
Increase in cash	(47,388)	287,872
Cash, Beginning of Period	75,850	1,648
Cash, End of Period	$28,462	$289,520

Non-Cash Investing and Financing Activities:
Preferred stock dividends paid-in-kind	$5,184	$40,294
Conversion of debt to common stock	$450,181	$99,839
Cost of intangible assets paid by issuance of common stock	$—	$44,000
Common stock acquired in exchange for preferred stock	$3,089,454	$—

Supplemental Disclosures:
Interest paid	$91,035	$38,706
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

	SERIES A PREFERRED STOCK		SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	SHARES	AMOUNT	TOTAL

BALANCE, JUNE 30, 2020	2,750	$3,110,325	1,000	$1,243,314	1,165,199,800	$1,165,199	$852,039	$(12,958)	$(7,710,152)	201,548,643	$(580,358)	$(1,932,591)
Preferred stock dividends declared				5,176					(21,139)			(15,963)
Conversions	(1,473)	(1,833,325)	(1,000)	(1,248,490)	378,231,078	378,232	3,153,764					450,181

Net loss								32	(402,471)			(402,439)

BALANCE, SEPTEMBER 30, 2020	1,277	$1,277,000	—	$—	1,543,430,878	$1,543,431	$4,005,803	$(12,926)	$(8,133,762)	201,548,643	$(580,358)	$(1,900,812)

BALANCE, JUNE 30, 2019	2,750	$3,021,453	1,250	$1,479,040	1,034,340,037	$1,034,340	$51,811	$(52)	$(5,671,649)	201,548,643	$(580,358)	$(665,415)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	(61,577)	—	—	(61,577)
PIK dividends	—	21,806	—	18,487	—	—	—	—	—	—	—	40,293
Conversions	—	—	—	—	52,967,703	52,968	2,344	—	—	—	—	55,312
Stock grants	—	—	—	—	20,000,000	20,000	24,000	—	—	—	—	44,000
Shares acquired	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(240,817)	—	—	(240,817)

BALANCE, SEPTEMBER 30, 2019	2,750	$3,043,259	1,250	$1,497,527	1,107,307,740	$1,107,308	$78,155	$(52)	$(5,974,043)	201,548,643	$(580,358)	$(828,204)

The accompanying notes are an integral part of these financial statements

REDHAWK HOLDINGS CORP.

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

RedHawk Holdings Corp.(“RedHawk” or the “Company”) was incorporated in the State of Nevada on November 30, 2005 under the name “Oliver Creek Resources Inc.” Effective August 12, 2008, we changed our name from “Oliver Creek Resources Inc.” to “Independence Energy Corp.” Effective October 13, 2015, by vote of a majority of the Company’s stockholders, the Company’s name was changed from “Independence Energy Corp.” to “RedHawk Holdings Corp.”

Currently, the Company is a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through its medical products business unit, the Company sells the SANDD™ Insulin Needle Destruction Unit (formerly known as the Disintegrator™), Personal Protection Equipment, WoundClot Surgical - Advanced Bleeding Control and the Carotid Artery Digital Non-Contact Thermometer. Through our United Kingdom based subsidiary, we manufacture and market branded generic pharmaceuticals. Centri Security Systems LLC, a wholly-owned subsidiary of the Company, holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner. Our real estate leasing revenues are generated from two properties. Additionally, the Company’s real estate investment unit holds limited liability company interests in a commercial restoration project in Hawaii.

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

For the quarter ended September 30, 2020, the Company had revenues of $477,339, a consolidated net loss of $402,439 and cash of $172,520 used in operating activities. For the year ended June 30, 2020, the Company had $1,134,192 in revenues, a consolidated net loss of $1,813,702 and cash of $1,264,675 used in operating activities. As of September 30, 2020, the Company had cash of $28,462, a working capital deficit of $1,338,110 and an accumulated deficit of $8,133,762. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. We cannot predict, with certainty, the outcome of our efforts to generate liquidity and profitability, or whether such actions would generate the expected proceeds to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company as of September 30, 2020 and for the quarters ended September 30, 2020 and 2019 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet dated as of June 30, 2020 is audited and is presented here as a basis for comparison. Although the financial statements and related information included herein have been prepared without audit, and certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Company believes that the note disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of June 30, 2020. In the opinion of our management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

We derive revenue from several types of activities – medical device sales, branded generic pharmaceutical sales, and commercial real estate leasing. Our medical device sales include the marketing and distribution of certain professional and consumer grade digital non-contact thermometers, our needle destruction unit, personal protection equipment, and advanced bleeding control. Through our United Kingdom based subsidiary, we manufacture, and market, branded generic pharmaceuticals. Our real estate leasing revenues are from certain commercial properties under lease. The Company offers customer discounts in certain cases. Such discounts are estimated at time of product sale and revenues are reduced for such discounts at the time of the sale. Shipping and handling costs are included in revenue and costs of goods sold.

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 or June 30, 2020.

Accounts Receivable

Accounts receivables are amounts due from customers of our medical device, pharmaceutical, and financial services divisions. We do not require collateral from our customers. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of September 30, 2020 or June 30, 2020.

Inventory

Inventory consist of needle destruction devices and its components, purchased thermometers, UV sanitation lights, face masks, an advanced bleeding control, and certain branded generic pharmaceuticals held for resale. All inventories are stated at the lower of cost or net realizable value utilizing the first-in, first-out method. A portion of our inventory is located in the United Kingdom, which due to the COVID-19 pandemic has been in a lockdown environment for most of the period since March 31, 2020. As a result, sales efforts related to this inventory has temporarily ceased. The Company still expects to be able to sell this inventory but may incur additional costs in order to do so. Accordingly, an inventory reserve of approximately $60,000 has been recorded as of September 30, 2020 to reduce the inventory to net realizable value.

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

Our Louisiana real estate holdings include our former corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property on Jefferson Street in Lafayette, Louisiana. As of September 30, 2020, we are leasing both properties to third parties. The Company is also continuing to use a portion of the Chemin Metairie Road property for equipment storage for our real estate management unit.

Effective August 1, 2017, the lease for the Jefferson Street property was through December 31, 2022 at a rent of $3,250 per month. Beginning September 1, 2020, the Chemin Metairie Road property is leased through February 28, 2021 at a rental rate of $2,000 per month.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 139,558,450 outstanding warrants as of September 30, 2020 of which 113,508,450 have an exercise price of $0.005 per share and 26,050,000 have an exercise price of $0.01 per share.

At September 30, 2020, including accrued but unpaid interest, there was one remaining 2016 Fixed Rate Convertible Note outstanding which totals $62,544 and is convertible into 4,169,620 shares of common stock upon conversion.

During the three month period ended September 30, 2020, we issued in private offerings exempt from registration debt securities in the form of new 2019 Variable Rate Convertible Notes (See Note 7) in the aggregate principal amount of $106,000. The proceeds were used to pay certain amounts due under certain litigation (See Note 8) and for working capital. The 2019 Variable Rate Convertible Notes are convertible into shares of common stock at a variable conversion rate.

During the three month period ended September 30, 2020, we issued in private offerings exempt from registration debt securities in the form of 2019 Fixed Rate Convertible Notes (See Note 7) in the aggregate principal amount of $200,000. The proceeds were used to pay certain amounts due under certain litigation (See Note 8), for working capital and to pay off certain variable rate convertible notes outstanding in the amount of approximately $21,000, plus accrued interest and prepayment penalties. The 2019 Fixed Rate Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share and include 25% warrant coverage at $0.01 per share.

At September 30, 2020, including accrued but unpaid dividends, there were potentially 86,151,847 shares of common stock issuable upon the conversion of our outstanding Series A Preferred Stock and, including accrued but unpaid dividends, there were potentially 518,413 shares of common stock issuable upon the conversion of our outstanding Series B Preferred Stock (See Note 9).

The shares of common stock that could be issued upon exercise of the warrants discussed above and the shares issuable from the conversion of the promissory notes, the Series A Preferred Stock, and the Series B Preferred Stock discussed above have been excluded from earnings per share calculations because these shares are anti-dilutive.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. All of our accumulated other comprehensive loss as of September 30, 2020 and June 30, 2020 relate to foreign currency translation.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. The revised guidance requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all long-term lease arrangements. The Company has elected to use the short-term lease exception allowed in ASU 2016-02. We did enter into a long-term lease in the quarter ended March 31, 2020 for new office space and have recorded a right-of-use asset and the related lease obligation as of September 30, 2020 (See Note 6).

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

Sales of medical devices and pharmaceuticals are recognized generally at the point in time when delivery occurs and title transfers to the buyer. Sales of medical devices and pharmaceuticals are usually collected within 90 days of the date of sale. In certain cases, the customers make advance payments on orders of medical devices. Such advance payments are recorded as deferred revenue in the accompanying consolidated balance sheets. As of September 30, 2020 and September 30, 2019, there was no deferred revenue recorded.

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

Disaggregation of Revenue

For the three month periods ended September 30, 2020 and 2019, a summary of our revenue on a disaggregated basis is as follows:

	Three Months
	September 30,
	2020	2019

Sales of medical devices	$430,276	$40,808
Sales of pharmaceuticals	—	—
Rental revenue from operating lease payments	17,063	9,750
	$447,339	$50,558

Transaction Prices

In some cases, we may offer introductory discounts to customers. In such cases, we reduce the recorded revenue for such discounts. For the three month periods ended September 30, 2020 and 2019, our revenues were reduced by $16,894 and $14,540, respectively, for such discounts. Shipping and handling costs included in revenue was approximately $6,100 for the three month period ended September 30, 2020.

4.	OTHER ASSETS

The investment in Tower Hotel Fund 2013, LLC (“Hotel Fund”) is recorded at cost. The Hotel Fund owns a resort property in Hawaii. Due to the COVID-19 pandemic, the tourism industry in Hawaii was adversely affected and the resort was temporarily closed from March 2020 to November 2020. The return to previous operating performance of this property and the timing, if it should occur, cannot be estimated at this time. Based on the expected reduction in cash flows and uncertainties related to the Hawaii tourism industry, the Company has recorded as of June 30, 2020, an impairment of $130,000 or approximately 50% of our remaining carrying value in this investment. The ultimate amount, if any, we recover from this investment cannot be estimated at this time and is expected to differ from our recorded investment.

We are continuing to pursue the sale of our remaining investment in the Hotel Fund.

As of September 30, 2020, we have approximately $367,546 ($262,406 net of accumulated amortization) in intangible assets related to licenses held by EcoGen. Such intangible assets are being amortized over an estimated useful life of 20 years.

In September 2018, the Company entered into an agreement to acquire the exclusive manufacturing and distribution rights to certain needle incineration intellectual properties for $450,000, plus a broker’s fee of $17,500. Under the terms of the license agreement, the Company has paid $25,000 plus the first of a total twenty scheduled quarterly payments of $21,250. Any remaining payments become immediately payable upon the receipt of final approval by the FDA of devices related to the technology. Additionally, the Company agreed to pay a consulting fee of $1,000 per month for sixty months. The broker’s fee was paid through the issuance of 14 million shares of the Company’s common stock. The quarterly payments and the consulting fee were suspended as the Company believes the seller breached the terms of the purchase agreement by, among other things: failing to provide RedHawk with exclusive rights to the intellectual properties and technology, all related inventions, patents, registrations, licenses, applications and contracts, trademarks, copyrights, designs, drawings, patterns, manuals and instructions, mask works, product certifications, computer programs and data, research and engineering work, critical tooling, design drawings, products, inventory, raw materials, molds, molding tools and dies. The prototypes provided were defective, unsafe and failed to work as represented. Further, the Seller misrepresented that it had exclusive rights to the intellectual property being purchased. We initiated and completed the reverse engineering of this needle incineration technology.

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

We finance a portion of our insurance premiums. At September 30, 2020, there was a $4,929 outstanding balance due on our premium finance agreements. The agreements have effective interest rates of 6.2% to 10.9%. The policies related to these premiums expire between July 2021 and October 2021.

6.	RELATED PARTY TRANSACTIONS

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matures on March 31, 2021. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. At September 30, 2020, the outstanding principal balance totaled $4,500.

During the fiscal year ended June 30, 2019, certain members of the board of directors and stockholders of the Company made $242,000 in interest free advances to the Company. The advances are convertible into shares of the Company’s common stock at rates ranging from $0.0024 to $0.0050 per share or 75,916,667 total shares of common stock. During the quarter ended December 31, 2019, the Company received notice from the holders of $142,000 of these advances of their intent to exercise their right to convert their advances into 55,916,667 shares of common stock. The conversion is expected to be completed subsequent to the three month period ended September 30, 2020.

Beginning in the quarter ended March 31, 2017, certain members of management agreed to forgo management fees in consideration of the operating cash flow needs of the Company. There is not a set timeline to reinstitute such management fees. As of September 30, 2020 and September 30, 2019, $50,000 in such fees remain unpaid and are recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

We entered into an office space lease in January 2020 with a company owned by a member of our Board of Directors. The lease is for a three-year term beginning April 1, 2020. The base annual rent is $25,830. In addition to the base rent, the Company will also pay a proportionate share of common area operating expenses. The Company initially recorded operating right-of-use (ROU) assets and liabilities in the amount of $62,363 upon entering into this lease. The ROU asset represents our right to use the asset for the lease term and the ROU liability represents our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments utilizing an interest rate based on a collateralized loan with the same term as the related lease. During the three month period ended September 30, 2020, the ROU asset and liability has been reduced by $4,979 for rental payments, which are included in general and administrative expenses in the accompanying combined statements of operations.

7.	LONG-TERM DEBT, DEBENTURES AND LINES OF CREDIT

On November 12, 2015, we acquired certain commercial real estate from a related party that is an entity controlled by a stockholder and officer of the Company for $480,000 consisting of $75,000 of land costs and $405,000 of buildings and improvements. The purchase price was paid through the assumption by the Company of $265,000 of long-term bank indebtedness (which we refer to below as “Note”) plus the issuance of 215 shares of the Company’s Series A Preferred Stock. The purchase price also included the cost of specific security improvements requested by the lessee.

The Note is dated November 13, 2015 and has a remaining principal amount of $221,963 as of September 30, 2020. Monthly payments under the Note are $1,962 including interest accruing at a rate of 5.95% per annum. The Note matures in June 2021 and is secured by the commercial real estate, guarantees by the Company and its real estate subsidiary and the personal guarantee of a stockholder who is also an officer of the Company.

In March 2016, we issued $545,000 in principal amount of convertible promissory notes (which we refer to as the “2016 Fixed Rate Convertible Notes”). The 2016 Fixed Rate Convertible Notes are secured by certain Company real estate holdings.

The 2016 Fixed Rate Convertible Notes mature on March 15, 2021, the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. The Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the 2016 Fixed Rate Convertible Notes. The Company may only issue the notice of its intent to redeem the 2016 Fixed Rate Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. Holders of 2016 Fixed Rate Convertible Notes have the right to convert all or any portion of the 2016 Fixed Rate Convertible Notes at the conversion price at any time prior to redemption.

As further disclosed in Note 9, Exchange Agreement, at September 30, 2020, and June 30, 2020 there was one remaining 2016 Fixed Rate Convertible Note outstanding with principal and accrued interest of approximately $63,000 and $62,000, respectively. This remaining 2016 Fixed Rate Convertible Note (plus accrued interest) is convertible into our common stock at a conversion rate of $0.015 per share or 4,169,620 total shares. During the three month period ended September 30, 2020 and 2019, we paid-in-kind approximately $770 and $735, respectively, of interest on these convertible notes.

During the three month period ended September 30, 2020 and the year ended June 30, 2020, we issued $200,000 and $842,000, respectively, in principal amount of new convertible promissory notes (which we refer to as the “2019 Fixed Rate Convertible Notes”). The 2019 Fixed Rate Convertible Notes are secured by certain Company real estate holdings. As of September 30, 2020, $1,042,000 of 2019 Fixed Rate Convertible Notes were outstanding.

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

During the three month period ended September 30, 2020 and the year ended June 30, 2020, we issued $184,412 and $350,000, respectively, in principal amount of new convertible notes (which we refer to as the “2020 Fixed Rate Convertible Notes”). As of September 30, 2020, $546,387 (approximately $168,812 net of unamortized deferred loan costs and unamortized beneficial conversion) of 2020 Fixed Rate Convertible Notes were outstanding.

The 2020 Fixed Rate Convertible Notes accrue interest at 10% per annum, are convertible into shares of our common stock at a price of $0.005 per share, mature twelve months after issuance and are unsecured. The proceeds from the 2020 Fixed Rate Convertible Notes were used to repay approximately $21,000 of 2019 Variable Rate Convertible Notes in the principal amount including accrued interest and prepayment penalties. When issued, the 2020 Fixed Rate Convertible Notes had an initial conversion rate below the trading price of the Company’s common stock creating a beneficial conversion feature (“BCF”), which exceeded the total cash proceeds received from its issuance. Accordingly, the BCF was recorded as a debt discount and additional paid-in capital of $85,000. The debt discount is being amortized over the one-year term of the note.

During the three month period ended September 30, 2020 and the year ended June 30, 2020, we issued $106,000 and $1,078,862 of convertible notes to third parties with variable conversion rates (“2019 Variable Rate Convertible Notes”). The 2019 Variable Rate Convertible Notes mature at various dates between September 2020 and June 2021. We received approximately, net of financing costs incurred, $100,000 and $960,000, respectively, in cash from the issuance of these notes. These 2019 Variable Rate Convertible Notes have interest accruing at rates ranging between 10% - 12%. These notes have a variable conversion rate based on the price of the Company’s common stock.

During the three month period ended September 30, 2020, $426,500, plus accrued interest, of the 2019 Variable Rate Convertible Notes were converted into 130,650,810 shares of common stock. Additionally, $20,737, including accrued interest and prepayment penalties, of the 2019 Variable Rate Convertible Notes were repaid.

Upon the repayment of these notes, the Company may, in certain cases, pay a prepayment amount in excess of the outstanding balance of principal and accrued interest. Such prepayment amounts totaled $20,737 for the three month period ended September 30, 2020 and have been recorded as a loss on extinguishment of debt in the accompanying consolidated statements of operations.

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

Beginning in the quarter ended June 30, 2019, we entered into a series of credit financing arrangements from financing institutions by pledging various Company assets and the personal guarantee of an officer and director of the Company. The proceeds from these credit agreements were used to pay the amounts due under the Schreiber settlement agreement more fully described in Note 8. As of September 30, 2020 and June 30, 2020, we had $207,400 and $129,389, respectively, outstanding on these loans.

8.	COMMITMENTS AND CONTINGENCIES

Schreiber Litigation

On January 31, 2017, the Company and Beechwood Properties, LLC (“Beechwood”) filed suit against Daniel J. Schreiber (“Mr. Schreiber”) and the Daniel J. Schreiber Living Trust – Dtd 2/08/95 (“Schreiber Trust”) in the United States District Court for the Eastern District of Louisiana (the “Louisiana Court”) under Civil Action No. 2:2017cv819-B(3) (the “Litigation”).

Mr. Schreiber and the Schreiber Trust answered the Louisiana Lawsuit and counter-claimed against the Company and Beechwood and made additional claims against Mr. G. Darcy Klug (“Mr. Klug”), an officer and director of RedHawk and sole owner of Beechwood, in the Louisiana Lawsuit.

On March 22, 2019, the parties to the Litigation entered into a Settlement Agreement and General Release (“Settlement Agreement”) to resolve all issues arising out of the subject matter of the Litigation.

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

Pursuant to Schreiber Trust a Security Agreement between the parties, Mr. Klug and Beechwood secured the Company’s obligations to the under the Settlement Agreement by granting first-priority security interests in (i) 1,000 shares of Mr. Klug’s Series B Preferred Stock; and 1,473 shares of Mr. Klug’s Series A Preferred Stock, and (ii) Beechwood’s interest in the Tower Hotels Fund 2014, LLC (collectively “the Escrow Account”). During the three month period ended September 30, 2020, Mr. Klug and Beechwood converted the 1,000 shares of Series B Preferred Stock and the 1,473 shares of Series A Preferred Stock into 124,849,365 and 122,730,903, respectively, of the Company’s Common Stock (collectively “the Escrow Shares”) and replaced the 1,000 shares of Series B Preferred Stock and 1,473 shares of Series A Preferred Stock held in the Escrow Account with the Escrow Shares as security pursuant to the Security Agreement.

On October 11, 2019, Mr. Schreiber and the Schreiber Trust filed a Motion to Enforce Settlement Agreement with the Court alleging the Company failed to comply with its obligations under the Settlement Agreement by selling stock for cash subsequent to the parties entering into the Settlement Agreement.

On July 16, 2020, the Louisiana Court granted the Defendant’s Motion ordering the Company to pay to the Defendants $519,495.78 (“Judgment”) representing (i) the principal amount due on Note 1 ($200,000.00), which the Company has since paid; (ii) the principal amount due on Note 2 ($200,000.00), which the Company has since paid; (iii) 18% simple interest on certain outstanding debt charged back to the date of the Settlement Agreement; (iv) $40,000.00 of attorneys’ fees (10% of the amounts due, which to date remains greater than the amount of actual reasonable fees); and (v) interest from the date of the Louisiana Court’s judgment and costs. The Company appealed the Louisiana Court’s ruling to the Court of Appeal.

As previously disclosed, payment of the principal amount of Note 1 was tendered by the Company to the Defendants on August 13, 2020. Notwithstanding the appeal to the Court of Appeal, the Company tendered the early repayment of the principal amount of Note 2 to the Defendants on August 24, 2020. To date, $119,496 of the Judgment remains outstanding.

On November 12, 2020, the Court of Appeal issued a decision vacating the Judgment and remanded the case back to the Louisiana Court.

The 14 day period to seek rehearing from the Court of Appeal passed on November 26, 2020 with no petition filed by Schreiber; thereupon, the decision and Judgment became final. By applicable rule, the mandate of the Court of Appeal issues eight calendar days thereafter, on December 4, 2020.

As previously disclosed, on September 4, 2020, the Company filed a Consent Motion to Approve Supersedeas Bond and Stay of Execution of Judgment Pending Appeal (“Motion to Approve”), and on September 8, 2020, the Louisiana Court granted the Company’s Motion to Approve and the posting of a supersedeas bond (“Bond”) by the Company in the amount of $143,491 representing (i) the remaining, unsatisfied amount of the Judgment; plus (ii) post-Judgment interest of $80.27; plus, (iii) 20% of the combined amount ($23,915).

As the Judgment is now vacated, the Bond will be released and the full amount of the funds returned to the Company.

The Company is currently evaluating its rights on remand. These include its contractual right under the Settlement Agreement to recover its reasonable attorneys’ fees, expenses, and costs incurred in connection with the litigation of Schreiber’s Motion, should it prevail at the district court. Regardless, as previously disclosed, the Company believes the Motion is without merit and intends to vigorously defend against it on remand.

Consultant Agreement

On July 19, 2019 (the “Effective Date”), RedHawk and its wholly-owned subsidiary, RedHawk Medical Products & Services, along with other affiliated entities, entered into a Consultant Agreement (“Agreement”) with Drew Pinsky, Inc. f/s/o Dr. Drew Pinsky (“Consultant”), for Consultant to be the exclusive spokesperson for the Company’s Sharps Needle and Destruction Device (“SANDD”) mini™, SANDD Pro™ and any related products and/or accessories (“Products”) for an initial period of two (2) years (“Initial Period”), under the terms and conditions described in the Agreement. At the end of the Initial Period, there shall be an automatic, immediately consecutive two (2) year extension period unless DPI, within 60 days of the expiration of the Initial Period, provides written notice of its intention not to extend the Agreement.

Under the Agreement, the Company will pay Consultant a royalty equal to 3% of the “Net Sales”, as defined in the Agreement, of the Products but in no event will the royalty be less than $3.50 per SANDD mini™ unit sold and $13.50 per SANDD Pro™ unit sold.

Pursuant to the Agreement, the Company agreed to issue to the Consultant 68,700,000 shares of the Company’s common stock, which is equal to approximately 5% of the Company’s outstanding common stock on a fully diluted basis as of the Effective Date. Further, the Company has agreed to issue to the Consultant, the later of one year after the Effective Date or upon Consultant’s request, an additional 68,700,000 shares of the Company’s common stock, unless Consultant has provided the Company with written notice of its intention not to extend the Initial Period. As of the date of this Quarterly Report on Form 10-Q, the Company has not yet issued any of the shares pursuant to the Agreement.

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

On August 4, 2020, Mr. Klug and Beechwood converted the 1,000 shares of Series B Preferred Stock and the 1,473 shares of Series A Preferred Stock into 124,849,365 and 122,730,903, respectively, of the Company’s Common Stock. On September 28, 2020, the Escrow Account in the Schreiber Litigation was dissolved. As a result, on October 6, 2020, the Company’s Board of Directors, Mr. Klug and Beechwood, agreed to exchange 124,849,365 and 122,730,903 of the Company’s Common Stock into 1,000 shares of Series B Preferred Stock and the 1,473 shares of Series A Preferred Stock, respectively. On November 4, 2020, the Company agreed to purchase from Beechwood 122,730,903 shares of the Company’s common stock in exchange for 1,473 shares of Series A Preferred Stock, stated value of $1,133.81 per share.

 During the three month period ended September 30, 2020 and 2019, we paid-in-kind $21,139 and $56,256, respectively, of related preferred stock dividends.

2019 Exchange Agreement

On June 20, 2019, RedHawk entered into a Stock Exchange Agreement (“Exchange Agreement”) with Beechwood. G. Darcy Klug, the Company’s Chairman of the Board and Chief Financial Officer, is the sole member and manager of Beechwood. Under the Exchange Agreement, the Company purchased from Beechwood 113,700,000 shares of the Company’s common stock, in exchange for 1,277 shares of the Company’s 5% Series A Preferred Stock and a Stock Purchase Warrant (“Warrant”) to acquire 113,508,450 shares of common stock at an exercise price of $0.005 per share (collectively, the “Transactions”). The Warrant expires June 20, 2029.

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

In conjunction with the 2019 Fixed Rate Convertible Notes, the holders of the 2019 Fixed Rate Convertible Notes were issued 26,050,000 warrants to purchase the Company’s common stock at a price of $0.01 per share. The warrants expire ten years from the date of issuance.

10.	INCOME TAXES

As of June 30, 2020, the Company has approximately $6.8 million of U.S. net operating losses (NOLs) carried forward to offset taxable income in future years. Approximately $3.7 million of this NOL will expire commencing in fiscal 2026 through 2038. The NOLs of approximately $3.1 million from years ended subsequent to June 30, 2018 have an indefinite carryforward period. As a result of the numerous common stock transactions that have occurred, the amount of these NOLs which is actually available to offset future income may be severely limited due to change-in-control tax provisions. The Company has not estimated the effect of such change-in-control limitation. The related deferred income tax asset of these NOLs, without consideration of any change-of-control limitation, was estimated to be approximately $1.4 million as of June 30, 2020. The estimated deferred income tax asset related to U.S. NOL carry forwards is based on the reduced 21% corporate income tax rate. Due to our history of operating losses and the uncertainty surrounding the realization of the deferred tax assets in future years, our management has determined that it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has recorded a 100% valuation allowance against its net deferred tax assets. Thus, there is no net tax asset recorded as of June 30, 2020 or June 30, 2019. Similarly, there is no income tax benefit recorded on the net loss of the Company for the years ended June 30, 2020 and 2019.

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

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical, and Other Services. Our Land & Hospital and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss. The following table reflects our segments as of September 30, 2020 and 2019 and for the three months then ended.

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
September 30, 2020	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$17,063	$430,276	$—	$—	$447,339

Operating income (loss)	$122	$44,732	$(57)	$(151,943)	$(107,146)
Interest expense	$11,317	$46,594	$—	$133,924	$191,835
Depreciation and amortization	$7,833	$7,700	$—	$—	$15,533
Identifiable assets	$762,329	$918,380	$77,887	$240,120	$1,998,716

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
September 30, 2019	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$9,750	$40,808	$—	$—	$50,558

Operating loss	$(5,475)	$(67,297)	$—	$(121,912)	$(194,684)
Interest expense	$13,678	$105	$—	$76,876	$90,659
Depreciation and amortization	$7,833	$13,125	$—	$—	$20,958
Identifiable assets	$927,601	$1,097,558	$78,324	$553,192	$2,656,675

13.	SUBSEQUENT EVENTS

The Company evaluated events occurring after September 30, 2020, and through the date the financial statements were issued, December 18, 2020 and concluded the events or transactions below would require recognition or disclosure in these financial statements:

●

As described in Note 8 above, in the on-going Litigation involving the Company, Beechwood, Mr. Schreiber and the Schreiber Trust, on November 12, 2020, the United States Fifth Circuit Court of Appeal ruled that the United States District Court for the Eastern District of Louisiana (the “Louisiana Court”) erred by granting the defendant’s motion to enforce the Settlement Agreement based solely on arguments and evidence presented for the first time in the defendant’s reply brief without allowing RedHawk to file a surreply. Accordingly, the Court of Appeals vacated a prior order of the Louisiana Court and remanded the matter back to the Louisiana Court.

●

On August 4, 2020, Mr. Klug and Beechwood converted the 1,000 shares of Series B Preferred Stock and the 1,473 shares of Series A Preferred Stock into 124,849,365 and 122,730,903, respectively, of the Company’s Common Stock in connection with the Litigation and the shares were placed in the related Escrow Account.

On September 28, 2020, the Escrow Account in the Litigation was dissolved. Thus, on October 6, 2020, the Company agreed to re-purchase from Beechwood 124,849,365 shares of the Company’s common stock in exchange for 1,000 shares of the Company’s 5% Series B Preferred Stock; and on November 4, 2020, the Company agreed to re-purchase from Beechwood 122,730,903 shares of the Company’s common stock in exchange for 1,473 shares of the Company’s 5% Series A Preferred Stock. The November 4, 2020 agreed upon exchange has not yet been completed.

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

We are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through our medical products business unit, we sell the SANDD™ Insulin Needle Destruction Unit (formerly known as the Disintegrator™), WoundClot Surgical - Advanced Bleeding Control, the Carotid Artery Digital Non-Contact Thermometer. Through our United Kingdom based subsidiary, we manufacture and market branded generic pharmaceuticals. Centri Security Systems LLC, a wholly-owned subsidiary of the Company, holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner. Our real estate leasing revenues are generated from commercial properties under lease. Additionally, the Company’s real estate investment unit holds limited liability company interests in a commercial restoration project in Hawaii.

Working Capital

	September 30, 2020	June 30, 2020
Current Assets	$658,364	$617,692
Current Liabilities	$1,996,474	$2,152,153
Working Capital (Deficit)	$(1,338,110)	$(1,534,461)

RESULTS OF OPERATIONS

Operating Revenues

We commenced operations in our commercial real estate leasing business unit in 2015. On December 31, 2015, our medical device business unit completed the acquisition of certain specialized tangible and intangible medical devices. On March 23, 2016, RedHawk Pharma UK Ltd acquired a 25% equity interest in EcoGen Europe Ltd, a United Kingdom based distributor of branded generic pharmaceuticals. During the quarter ended December 31, 2017, we increased our ownership in EcoGen to 100%. Sales efforts for our medical devices and branded generic pharmaceuticals commenced during the quarter ending September 30, 2016. During the fiscal year ended June 30, 2019, we changed our revenue focus from branded generic pharmaceutical sales in the United Kingdom to more profitable medical device sales in the United States.

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China, and spread throughout the world, including the United States. On March 11, 2020 the World Health Organization characterized the spread of COVID-19 as a “pandemic”. The significant reach of COVID-19 has resulted in a widespread public health issue that has and will likely continue to affect the economies worldwide, and could adversely affect our business, results of operations and financial condition, including a decrease in demand for our medical devices. Specifically, demand for our newly released SANDD Pro™ may be delayed, postponed or cancelled until hospitals, clinics and physicians resume normal operations. In addition, the operations of our real estate investment in Hawaii has also been adversely affected. As a result of the pandemic, we expanded our medical sales efforts to include personal protective equipment (“PPE”) in the quarter ending June 30, 2020. The ultimate extent of the impact of COVID-19 on our business and future financial condition, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted at this time.

During the quarter ended September 30, 2020, the Company’s revenues were principally from sale of the Company’s medical devices. During the 2019 fiscal year, the Company announced that it would shift its focus away from the lower profit margin branded generic pharmaceuticals to its more profitable needle incineration medical devices.

For the quarter ended September 30, 2020, revenues from sales of our medical devices, branded generic pharmaceutical products and rentals of our leased properties totaled $464,233 ($447,339 net of introductory discounts) as compared to revenues of $65,098 ($50,558 net of introductory discounts) for the comparable period ended September 30, 2019.

Gross profit margin from the sale of the Company’s medical devices approximated 40.3% during the quarter ended September 30, 2020 as compared to 80% from sales in the comparable quarter ended September 30, 2019. The lower gross profit margins for the quarter ended September 30, 2020 resulted from sales of lower margin PPE versus higher margin needle incineration devices. There were $0 sales of PPE in the three month period ended September 30, 2019.

Revenues in the pharmaceutical business unit are expected to return as tariff prices improve, market acceptance of our products increases, and we continue to execute our business plan to expand marketing of our SANDD™ medical devices. Additionally, net profits are expected to improve as the Company transitions away from PPE products and sales increase in our more profitable medical device sales and pharmaceutical sales become more weighted to its branded generics.

Operating Expenses and Loss from Continuing Operations

For the quarter ended September 30, 2020, we reported a consolidated net loss from operations of $107,145 on net revenues of $447,339 as compared to a consolidated net loss from operations of $197,898 on revenues of $50,558 for the comparable quarter ended September 30, 2019.

The consolidated net loss from operations for the quarter ended September 30, 2020 resulted primarily from increased general and administrative expense from the addition of the Company’s new Chief Executive Officer, lower sales margins on certain of the Company’s PPE products and continued research and development cost on the re-designed SANDD Pro™.

The consolidated net loss from operations for the quarter ended September 30, 2019 includes approximately $32,000 of non-recurring professional services resulting from contract preparation in connection with the Company’s consulting agreement with Drew Pinsky, Inc. f/s/o Dr. Drew Pinsky (“Consultant”) and regulatory filings in connection with the Company’s obligation to issue equity to the Consultant under the consulting agreement. Additionally, the 2019 quarter also includes approximately $33,000 of marketing consulting fees incurred in connection with the consulting agreement, $6,000 related to the Company’s new investor relations advisor, $24,000 of audit fees, $24,000 of non-recurring research and development costs, $8,500 of higher costs for website development, and $20,000 of additional start-up costs associated with the launch of sales for the Company’s needle incineration devices.

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $28,462 compared with cash of $75,850 at June 30, 2020.

During the quarter ended September 30, 2020, we issued in private offerings exempt from registration $200,000 of new fixed rate convertible notes and $106,000 of variable rate convertible notes (proceeds of $100,000, net of financing costs). The proceeds from these debt financings were used to pay the amount due under the Schreiber settlement agreement, pay approximately $20,000, plus accrued interest, of variable rate convertible notes and provide working capital.

The Company is continuing to pursue the sale of its real estate holdings. Also refer to the Going Concern section of Note 1 to our unaudited consolidated financial statements.

Cash Flows

	Three months ended September 30,
	2020	2019
Cash Flows (used in) Operating Activities	$(172,520)	$(233,488)
Cash Flows provided by (used in) Investing Activities	$—	$—
Cash Flows provided by Financing Activities	$135,116	$524,448
Net Change in Cash During Period	$(47,388)	$287,872

Cash Flow from Operating Activities

During the quarter ended September 30, 2020, $172,520 of cash was used by our operating activities as compared to $233,488 used in our operating activities for the comparable quarter ended September 30, 2019. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities.

Cash Flows from Financing Activities

During the quarter ended September 30, 2020, we received net proceeds, after financing costs incurred, of approximately $100,000 from the issuance and sale of 2019 Variable Rate Convertible Notes and a total of $359,000 from the issuance and sale of the 2019 Fixed Rate Convertible Notes and the 2020 Fixed Rate Convertible Notes. The proceeds received were used to pay certain variable interest notes and provide working capital.

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

As of the end of the quarter covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, in light of material weaknesses in our internal control over financial reporting as disclosed in our Annual Report for the Year Ended June 30, 2020, that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company has a limited number of employees and, as such, segregation of duties surrounding certain processes are not adequately maintained, including over cash receipts and disbursements.

Changes in Internal Control Over Financial Reporting

Other than as described above, during the period covered by this Quarterly Report on Form 10-Q, there were no other changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Please see Note 8 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the quarter ended September 30, 2020.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2020, we issued the following securities in transactions that were exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) thereunder:

●	We issued 130,650,810 shares of common stock to holders of certain 2019 Variable Rate Convertible Notes sold to accredited investors in January 2019 upon the conversion of $426,500 of notes, plus accrued interest;

●	We issued $184,412 in principal amount of 2020 Fixed Rate Convertible Notes to accredited investors. The notes are convertible at $0.005 per share; and

●	We issued $106,000 in principal amount of 2019 Variable Rate Convertible Notes to accredited investors.

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

REDHAWK HOLDINGS CORP.
(Registrant)

Dated: December 18, 2020	/s/ Philip C. Spizale
Philip C. Spizale
Chief Executive Officer and Director (Principal Executive Officer)

Dated: December 18, 2020	/s/ G. Darcy Klug
G. Darcy Klug
Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)