Form 10-Q
period 2020-12-31
RedHawk Holdings Corp.
filed 2021-02-22
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

On February 17, 2021, 1,221,921,521 shares of common stock, par value 0.001 per share, were outstanding.

REDHAWK HOLDINGS CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED Consolidated Financial Statements.

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

(unaudited)

	December 31,	June 30,
	2020	2020
ASSETS

Current Assets:
Cash	$28,007	75,850
Receivables	14,855	98,700
Inventory, net	336,727	387,175
Prepaid expenses	256,402	55,967
Total Current Assets	635,991	617,692

Property and Improvements:
Land	110,000	110,000
Tooling & Equipment	5,600	5,600
Building and improvements	670,000	670,000
	785,600	785,600
Less, accumulated depreciation	(160,079)	(144,013)
	625,521	641,587

Other Assets:
Investment in real estate limited partnership	127,173	127,173
Right of use asset, net	52,278	62,363
Intangible asset, net of amortization of $433,571 and $418,571, respectively	385,173	389,762
Other assets	132,766	129,962
	697,390	709,260
Total Assets	$1,958,902	$1,968,539

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$544,743	$425,884
Accrued liabilities	730,347	642,929
Settlement liability	119,496	519,496
Current maturities of long-term debt	420,401	402,082
Operating leases – current	21,796	20,728
Lines of credit	143,100	129,389
Insurance notes payable	71,560	11,645
Total Current Liabilities	2,051,443	2,152,153

Non-current Liabilities
Due to related parties	244,750	242,000
Operating lease - non-current	30,482	41,635
Convertible notes payable, net of $123,985 in deferred loan costs and $100,000 of beneficial conversion at December 31, 2020 and $217,167 in deferred loan costs and $250,000 of beneficial conversion at June 30, 2020	1,680,577	1,465,342
	1,955,809	1,748,977
Total Liabilities	4,007,252	3,901,130

Commitments and Contingencies	—	—

Stockholders’ Deficit:
Preferred stock, 5,000 authorized shares and 2,277 and 3,750 issued and outstanding at December 31, 2020 and June 30, 2020, respectively
5% Series A, 2,750 shares designated, $1,000 and $1,131 stated value, and 1,277 and 2,750 issued and outstanding at December 31, 2020 and June 30, 2020, respectively	1,277,000	3,110,325
5% Series B, 1,250 shares designated, $1,213 and $1,213 stated value, and 1,000 and 1,000 issued and outstanding at December 31, 2020 and June 30, 2020, respectively	1,264,075	1,243,314
Common Stock, par value of $0.001 per share, 2,000,000,000 authorized shares and 1,492,321,628 and 1,165,199,800 issued at December 31, 2020 and June 30, 2020, respectively	1,492,322	1,165,199
Additional paid-in capital	2,981,996	852,039
Accumulated other comprehensive loss	(13,543)	(12,958)
Accumulated deficit	(8,469,842)	(7,710,152)
	(1,467,992)	(1,352,233)
Less, Treasury stock 201,548,643 shares, at cost	(580,358)	(580,358)
Total Stockholders’ Deficit	(2,048,350)	(1,932,591)
Total Liabilities and Stockholders’ Deficit	$1,958,902	$1,968,539

The accompanying consolidated notes are an integral part of these unaudited financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Revenues	$213,621	$18,757	$660,960	$69,315

Operating Expenses:
Costs of goods sold	96,418	7,068	353,174	16,921
Sales and marketing expenses	24,865	66,680	132,617	117,871
Professional fees	52,280	97,141	99,222	167,360
Research and development costs	(9,531)	34,639	3,510	58,481
Operating expenses	78,115	99,183	151,059	136,097
Depreciation and amortization	15,534	20,959	31,067	41,917
General and administrative	38,088	102,267	79,604	134,533

Total Operating Expenses	295,769	427,937	850,253	673,180

Net Loss from Operations	(82,148)	(409,180)	(189,293)	(603,865)

Other Income (Expense):
Gain on early extinguishment of debt	—	—	—	44,527
Settlement loss and other	(12,581)	—	(41,072)	—
Interest expense	(209,803)	(123,643)	(476,638)	(211,515)
	(222,384)	(123,643)	(517,710)	(166,988)

Net Loss	(304,532)	(532,823)	(707,003)	(770,853)

Other comprehensive income:
Effect of foreign currency translation	(617)	(1,442)	(585)	(4,229)
	(617)	(1,442)	(585)	(4,229)

Comprehensive Loss	(305,149)	(534,265)	(707,588)	(775,082)

Preferred Stock Dividends	(31,548)	(53,014)	(52,687)	(114,591)

Comprehensive Loss Available for Common Stockholders	$(336,697)	$(587,279)	$(760,275)	$(889,673)

Net Loss Per Share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic	1,230,073,737	928,445,010	1,197,938,236	903,080,360
Diluted	1,230,073,737	928,445,010	1,197,938,236	903,080,360

The accompanying consolidated notes are an integral part of these unaudited financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(707,003)	$(770,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	15,000	26,250
Amortization of discount of deferred loan costs	311,748	50,705
Depreciation	16,067	15,667
Non-cash expenses	12,411	202,308
Gain on extinguishment of debt	—	(44,527)
Changes in operating assets and liabilities:
Other assets	(2,804)	—
Operating lease obligation	(10,085)	—
Accounts receivable	83,845	(12,130)
Inventory	50,448	(34,201)
Prepaid expense and other assets	(200,435)	(142,446)
Accounts payable and accrued liabilities	219,506	(123,643)
Net Cash Used in Operating Activities	(211,302)	(832,870)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on real estate loan	(5,049)	—
Proceeds from (payments to) related parties, net	2,750	11,750
Proceeds from issuance of convertible debt	505,669	1,356,595
Payments on convertible debt	(20,737)	(215,250)
Payments on long-term debt	(400,000)	(5,040)
Dividends declared	—	(111,022)
Proceeds from issuance of notes payable	210,245	—
Payments on notes payable	(116,615)	—
Proceeds from (payments on) lines of credit	(58,919)	(62,482)
Net proceeds from (payments on) insurance notes payable	59,915	22,940
Net Cash Provided by (Used in) Financing Activities	177,259	997,491
Effect of exchange rate on cash	(13,800)	9,876
Net change in cash	(47,843)	174,497
Cash, Beginning of Period	75,850	1,648
Cash, End of Period	$28,007	$176,145

Non-Cash Investing and Financing Activities:
Preferred stock dividends paid-in-kind	$52,687	$77,345
Conversion of debt and accrued interest to common stock	$623,755	$117,318
Common stock issued in lieu of cash for services and assets	$—	$97,810
Accrued legal fees capitalized to intangible assets	$10,669	$—
Conversion of preferred stock to common stock	$1,833,325	$299,696

Supplemental Disclosures:
Interest paid	$111,900	$80,158
Income taxes paid	$—	$—

The accompanying consolidated notes are an integral part of these unaudited financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Stockholders’ Deficit

(unaudited)

	SERIES A PREFERRED STOCK		SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	SHARES	AMOUNT	TOTAL

BALANCE, JUNE 30, 2020	2,750	$3,110,325	1,000	$1,243,314	1,165,199,800	$1,165,199	$852,039	$(12,958)	$(7,710,152)	201,548,643	$(580,358)	$(1,932,591)

Preferred stock dividends declared	—	—	—	20,761	—	—	—	—	(52,687)	—	—	(31,926)
Conversions	(1,473)	(1,833,325)	—	—	327,121,828	327,123	2,129,957	—	—	—	—	623,755
Net loss	—	—	—	—	—	—	—	(585)	(707,003)	—	—	(707,588)

BALANCE, DECEMBER 31, 2020	1,277	$1,277,000	1,000	$1,264,075	1,492,321,628	$1,492,322	$2,981,996	$(13,543)	$(8,469,842)	201,548,643	$(580,358)	$(2,048,350)

BALANCE, JUNE 30, 2019	2,750	$3,021,453	1,250	$1,479,039	1,034,340,037	$1,034,340	$51,811	$2,735	$(5,674,436)	201,548,643	$(580,358)	$(665,416)

Preferred stock dividends declared	—	43,884	—	33,460	—	—	—	—	(114,591)	—	—	(37,247)
Conversions	—	—	(250)	(299,696)	86,433,293	86,433	286,054	—	—	—	—	72,791
Stock grants	—	—	—	—	49,934,782	49,935	105,375	—	—	—	—	155,310
Net loss	—	—	—	—	—	—	—	(4,229)	(770,853)	—	—	(775,082)

BALANCE, DECEMBER 31, 2019	2,750	$3,065,337	1,000	$1,212,803	1,170,708,112	$1,170,708	$443,240	$(1,494)	$(6,559,880)	201,548,643	$(580,358)	$(1,249,644)

	SERIES A PREFERRED STOCK		SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	SHARES	AMOUNT	TOTAL

BALANCE, SEPTEMBER 30, 2020	1,277	$1,277,000	—	$—	1,543,430,878	$1,543,431	$4,005,803	$(12,926)	$(8,133,762)	201,548,643	$(580,358)	$(1,900,812)

Preferred stock dividends declared	—	—	—	15,585	—	—	—	—	(31,548)	—	—	(15,963)
Conversions	—	—	1,000	1,248,490	(51,109,250)	(51,109)	(1,023,807)	—	—	—	—	173,574
Net loss	—	—	—	—	—	—	—	(617)	(304,532)	—	—	(305,149)

BALANCE, DECEMBER 31, 2020	1,277	$1,277,000	1,000	$1,264,075	1,492,321,628	$1,492,322	$2,981,996	$(13,543)	$(8,469,842)	201,548,643	$(580,358)	$(2,048,350)

BALANCE, SEPTEMBER 30, 2019	2,750	$3,043,259	1,250	$1,497,527	1,107,307,740	$1,107,308	$78,155	$(52)	$(5,974,043)	201,548,643	$(580,358)	$(828,204)

Preferred stock dividends declared	—	22,078	—	14,972	—	—	—	—	(53,014)	—	—	(15,964
Conversions	—	—	(250)	(299,696)	33,465,590	33,465	283,710	—	—	—	—	17,479
Stock grants	—	—	—	—	29,934,782	29,935	81,375	—	—	—	—	111,310
Net loss	—	—	—	—	—	—	—	(1,442)	(532,823)	—	—	(534,265)

BALANCE, DECEMBER 31, 2019	2,750	$3,065,337	1,000	$1,212,803	1,170,708,112	$1,170,708	$443,240	$(1,494)	$(6,559,880)	201,548,643	$(580,358)	$(1,249,644)

The accompanying consolidated notes are an integral part of these unaudited financial statements

REDHAWK HOLDINGS CORP.

Notes to the Unaudited Consolidated Financial Statements

December 31, 2020

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

RedHawk Holdings Corp. (“RedHawk” or the “Company”) was incorporated in the State of Nevada on November 30, 2005 under the name “Oliver Creek Resources Inc.” Effective August 12, 2008, we changed our name from “Oliver Creek Resources Inc.” to “Independence Energy Corp.” Effective October 13, 2015, by vote of a majority of the Company’s stockholders, the Company’s name was changed from “Independence Energy Corp.” to “RedHawk Holdings Corp.”

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

For the six month period ended December 31, 2020, the Company had revenues of $660,960, a consolidated net loss of $707,003 and cash of $211,302 used in operating activities. As of December 31, 2020, the Company had cash of $28,007, a working capital deficit of $1,415,452 and an accumulated deficit of $8,469,842. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. We cannot predict, with certainty, the outcome of our efforts to generate liquidity and profitability, or whether such actions would generate the expected proceeds to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company as of December 31, 2020 and for the three and six month periods ended December 31, 2020 and 2019 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end consolidated balance sheet dated as of June 30, 2020 is audited and is presented here as a basis for comparison. Although the financial statements and related information included herein have been prepared without audit, and certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Company believes that the note disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of June 30, 2020. In the opinion of our management, the unaudited interim consolidated financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts have been eliminated upon consolidation. Equity investments, which we have an ownership less than 20%, are recorded at cost.

Use of Estimates

The consolidated financial statements and related notes are prepared in conformity with GAAP which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation and impairment of investments, intangible assets, and long-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

In May 2014 the Financial Accounting Standards Board (which we refer to as the “FASB”) issued ASU 2014-19, Revenue from Contracts with Customers (ASU 2014-19). ASU 2014-19 established a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. Effective July 1, 2018, we adopted ASU 2014-19 using the modified retrospective method. The adoption of ASU 2014-19 did not have an impact on our consolidated financial statements but required enhanced footnote disclosures. See Note 3, Revenue Recognition, for additional information.

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

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 or June 30, 2020.

Accounts Receivable

Accounts receivables are amounts due from customers of our medical device, pharmaceutical, and financial services divisions. We do not require collateral from our customers. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of December 31, 2020 or June 30, 2020.

Inventory

Inventory consist of needle destruction devices and its components, purchased thermometers, UV sanitation lights, face masks, an advanced bleeding control, and certain branded generic pharmaceuticals held for resale. All inventories are stated at the lower of cost or net realizable value utilizing the first-in, first-out method. A portion of our inventory is located in the United Kingdom, which due to the COVID-19 pandemic has been in a lockdown environment for most of the period since March 31, 2020. As a result, sales efforts related to this inventory have temporarily ceased. The Company still expects to be able to sell this inventory but may incur additional costs in order to do so. Accordingly, an inventory reserve of approximately $60,000 has been recorded as of December 31, 2020 to reduce the inventory to net realizable value.

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

Our Louisiana real estate holdings include our former corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property on Jefferson Street in Lafayette, Louisiana. As of December 31, 2020, we are leasing both properties to third parties. The Company is also continuing to use a portion of the Chemin Metairie Road property for equipment storage for our real estate management unit.

The current lease for the Jefferson Street property is through December 31, 2022 at a rent of $3,250 per month. Beginning September 1, 2020, the Chemin Metairie Road property is leased through February 28, 2021 at a rental rate of $2,000 per month. At the end of the lease term, the Company intends to list the Chemin Metairie Road property for sale and/or lease.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 139,558,450 outstanding warrants as of December 31, 2020 of which 113,508,450 have an exercise price of $0.005 per share and 26,050,000 have an exercise price of $0.01 per share.

At December 31, 2020, including accrued but unpaid interest, there was one remaining 2016 Fixed Rate Convertible Note outstanding which totals $63,326 and is convertible into 4,221,740 shares of common stock upon conversion.

During the six month period ended December 31, 2020, we issued in private offerings exempt from registration debt securities in the form of 2019 Variable Rate Convertible Notes (See Note 7) in the aggregate principal amount of $106,000. The proceeds were used to pay a portion of amounts due under certain litigation (See Note 8) and for working capital. The 2019 Variable Rate Convertible Notes are convertible into shares of common stock at a variable conversion rate.

During the six month period ended December 31, 2020, we issued in private offerings exempt from registration debt securities in the form of 2019 Fixed Rate Convertible Notes (See Note 7) in the aggregate principal amount of $200,000. The proceeds were used to pay a portion of amounts due under certain litigation (See Note 8), for working capital and to pay off certain 2019 Variable Rate Convertible Notes outstanding in the amount of approximately $21,000, plus accrued interest and prepayment penalties. The 2019 Fixed Rate Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share and include 25% warrant coverage at $0.01 per share.

During the six month periods ended December 31, 2020, we issued $268,236 in 2020 Fixed Rate Convertible Notes. The 2020 Fixed Rate Convertible Notes accrue interest at 10% per annum, are convertible into shares of our common stock at a price of $0.005 per share, mature twelve months after issuance and are unsecured.

At December 31, 2020, including accrued but unpaid dividends, there were potentially 85,133,333 shares of common stock issuable upon the conversion of our outstanding Series A Preferred Stock and, including accrued but unpaid dividends, there were potentially 126,407,455 shares of common stock issuable upon the conversion of our outstanding Series B Preferred Stock (See Note 9).

The shares of common stock that could be issued upon exercise of the warrants and the shares issuable from the conversion of the promissory notes (each discussed above), the Series A Preferred Stock, and the Series B Preferred Stock have been excluded from earnings per share calculations because these shares are anti-dilutive due to the Company’s net loss.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. All of our accumulated other comprehensive loss as of December 31, 2020 and June 30, 2020 relate to foreign currency translation.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. The revised guidance requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all long-term lease arrangements. The Company has elected to use the short-term lease exception allowed in ASU 2016-02. We did enter into a long-term lease in the quarter ended March 31, 2020 for new office space and have recorded a right-of-use asset and the related lease obligation as of December 31, 2020 (See Note 6).

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

Sales of medical devices and pharmaceuticals are recognized generally at the point in time when delivery occurs and title transfers to the buyer. Sales of medical devices and pharmaceuticals are usually collected within 90 days of the date of sale. In certain cases, the customers make advance payments on orders of medical devices. Such advance payments are recorded as deferred revenue in the accompanying consolidated balance sheets. As of December 31, 2020 and December 31, 2019, there was no deferred revenue recorded.

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

Disaggregation of Revenue

For the six and three month periods ended December 31, 2020 and 2019, a summary of our revenue on a disaggregated basis is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Sales of medical devices	$193,176	$1,904	$623,452	$42,712
Rental revenue from operating lease payments	20,445	16,853	37,508	26,603
	$213,621	$18,757	$660,960	$69,315

Transaction Prices

In some cases, we may offer introductory or distributor discounts to customers. In such cases, we reduce the recorded revenue for such discounts. For the six month periods ended December 31, 2020 and 2019, our revenues were reduced by $174,144 and $42,649, respectively, for such discounts. For the three month periods ended December 31, 2020 and 2019, our revenues were reduced by $157,250 and $28,109, respectively, for such discounts.

Shipping and handling costs included in revenue was approximately $7,400 and $1,000 for the six month periods ended December 31, 2020 and 2019, respectively. Shipping and handling costs included in revenue was approximately $1,300 and $1,000 for the three month periods ended December 31, 2020 and 2019, respectively.

4.	OTHER ASSETS

Our investment in Tower Hotel Fund 2013, LLC (“Hotel Fund”) is recorded at cost. The Hotel Fund owns a resort property in Hawaii. Due to the COVID-19 pandemic, the tourism industry in Hawaii was adversely affected and the resort was temporarily closed from March 2020 to November 2020 and hotel visits and activity generally remain below pre-pandemic activity. The return to previous operating performance of this property and the timing, if it should occur, cannot be estimated at this time. Based on the expected reduction in cash flows and uncertainties related to the Hawaii tourism industry, the Company recorded as of June 30, 2020, an impairment of $130,000 or approximately 50% of our remaining carrying value in this investment. The ultimate amount, if any, we recover from this investment cannot be estimated at this time and may differ from our recorded investment.

We are continuing to pursue the sale of our remaining investment in the Hotel Fund.

As of December 31, 2020, we have approximately $367,956 ($254,816 net of accumulated amortization) in intangible assets related to licenses held by EcoGen Europe Ltd. Such intangible assets are being amortized over an estimated useful life of 20 years.

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

As a result of the seller’s misrepresentations, the Company has written off all intangible assets related to these rights ($428,125) and all remaining unpaid obligations ($403,750). As a result, an impairment of $24,375 was recorded as of June 30, 2020.

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

We finance a portion of our insurance premiums. At December 31, 2020, there was a $71,560 outstanding balance due on our premium finance agreements. The agreements have effective interest rates of 9.42% to 10.15%. The policies related to these premiums expire between June 2021 and November 2021.

6.	RELATED PARTY TRANSACTIONS

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder and officer of the Company to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matures on March 31, 2021. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. At December 31, 2020, the outstanding principal balance totaled $2,750.

During the fiscal year ended June 30, 2019, certain members of the board of directors and stockholders of the Company made $242,000 in interest free advances to the Company and are shown as “Due to related parties” on the consolidated balance sheet. The advances are convertible into shares of the Company’s common stock at rates ranging from $0.0024 to $0.0050 per share or 75,916,667 total shares of common stock. Prior to the quarter ended December 31, 2020, the Company received notice from the holders of $142,000 of these advances of their intent to exercise their right to convert their advances into 55,916,667 shares of common stock. The conversion is expected to be completed subsequent to the quarter ended December 31, 2020.

Beginning in the quarter ended March 31, 2017, certain members of management agreed to forgo management fees in consideration of the operating cash flow needs of the Company. There is not a set timeline to reinstitute such management fees. As of December 31, 2020 and June 30, 2019, $50,000 in such fees remain unpaid and are recorded in accounts payable and accrued liabilities in the consolidated balance sheets.

We entered into an office space lease in January 2020 with a company owned by a member of our Board of Directors. The lease is for a three-year term beginning April 1, 2020. The base annual rent is $25,830. In addition to the base rent, the Company will also pay a proportionate share of common area operating expenses. The Company initially recorded operating right-of-use (ROU) assets and liabilities in the amount of $62,363 upon entering into this lease. The ROU asset represents our right to use the asset for the lease term and the ROU liability represents our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments utilizing an interest rate based on a collateralized loan with the same term as the related lease. During the six month period ended December 31, 2020, the ROU asset and liability has been reduced by $10,085 for rental payments, which are included in general and administrative expenses in the accompanying combined statements of operations.

7.	LONG-TERM DEBT, DEBENTURES AND LINES OF CREDIT

On November 12, 2015, we acquired certain commercial real estate from a related party that is an entity controlled by a stockholder and officer of the Company for $480,000 consisting of $75,000 of land costs and $405,000 of buildings and improvements. The purchase price was paid through the assumption by the Company of $265,000 of long-term bank indebtedness (which we refer to below as the “Note”) plus the issuance of 215 shares of the Company’s Series A Preferred Stock. The purchase price also included the cost of specific security improvements requested by the lessee.

The Note is dated November 13, 2015 and has a remaining principal amount of $219,401 as of December 31, 2020. Monthly payments under the Note are $1,962 including interest accruing at a rate of 5.95% per annum. The Note matures in June 2021 and is secured by the commercial real estate, guarantees by the Company and its real estate subsidiary and the personal guarantee of a stockholder who is also an officer of the Company. At the maturity of this loan, the Company expects the loan to be re-financed.

In March 2016, we issued $545,000 in principal amount of convertible promissory notes (which we refer to as the “2016 Fixed Rate Convertible Notes”). The 2016 Fixed Rate Convertible Notes are secured by certain Company real estate holdings.

The 2016 Fixed Rate Convertible Notes mature on March 15, 2021, the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. The Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the 2016 Fixed Rate Convertible Notes. The Company may only issue the notice of its intent to redeem the 2016 Fixed Rate Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. Holders of 2016 Fixed Rate Convertible Notes have the right to convert all or any portion of the 2016 Fixed Rate Convertible Notes at the conversion price at any time prior to redemption. At maturity, the Company expects to pay the remaining principal balance plus accrued interest.

At December 31, 2020, and June 30, 2020 there was one remaining 2016 Fixed Rate Convertible Note outstanding with principal and accrued interest of approximately $63,300 and $62,000, respectively. This remaining 2016 Fixed Rate Convertible Note (plus accrued interest) is convertible into our common stock at a conversion rate of $0.015 per share or 4,221,740 total shares. During the six month periods ended December 31, 2020 and 2019, we recognized approximately $1,550 and $1,470, respectively, of interest on this convertible note.

During the six month periods ended December 31, 2020 and 2019, we issued $200,000 and $762,000, respectively, in principal amount of new convertible promissory notes (which we refer to as the “2019 Fixed Rate Convertible Notes”). The 2019 Fixed Rate Convertible Notes are secured by certain Company real estate holdings. As of December 31, 2020, $1,042,000 of 2019 Fixed Rate Convertible Notes were outstanding.

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

During the six month periods ended December 31, 2020 and 2019, we issued $268,236 and $0, respectively, in principal amount of new convertible notes (which we refer to as the “2020 Fixed Rate Convertible Notes”). As of December 31, 2020, a total of $618,236 (approximately $473,520 net of unamortized deferred loan costs of approximately $44,715 and unamortized beneficial conversion of $100,000) of 2020 Fixed Rate Convertible Notes were outstanding.

The 2020 Fixed Rate Convertible Notes accrue interest at 10% per annum, are convertible into shares of our common stock at a price of $0.005 per share, mature twelve months after issuance and are unsecured. The proceeds from the 2020 Fixed Rate Convertible Notes issued during the six month period ended December 31, 2020 were used to repay approximately $21,000 of obligations owed on the 2019 Variable Rate Convertible Notes (including principal amount, accrued interest and prepayment penalties) and for working capital purposes. When issued, the 2020 Fixed Rate Convertible Notes had an initial conversion rate below the trading price of the Company’s common stock creating a beneficial conversion feature (“BCF”), which exceeded the total cash proceeds received from its issuance. Accordingly, at June 30, 2020, we recorded the BCF as a debt discount and additional paid-in capital of $85,000. The debt discount is being amortized over the one-year term of the note.

During the six month periods ended December 31, 2020 and 2019, we issued $106,000 and $578,125, respectively, of convertible notes to third parties with variable conversion rates (“2019 Variable Rate Convertible Notes”). The 2019 Variable Rate Convertible Notes mature at various dates between September 2020 and June 2021. During the six month periods ended December 31, 2020 and 2019, we received approximately, net of financing costs incurred, $100,000 and $505,696, respectively, in cash from the issuance of these notes. These 2019 Variable Rate Convertible Notes have interest accruing at rates ranging between 8% - 12%. These notes have a variable conversion rate based on the price of the Company’s common stock.

During the six month period ended December 31, 2020, $583,000, plus accrued interest, of the 2019 Variable Rate Convertible Notes were converted into 204,390,925 shares of common stock. Additionally, $20,737, including accrued interest and prepayment penalties, of the 2019 Variable Rate Convertible Notes were repaid.

Certain of the 2019 Variable Rate Convertible Notes have maturity dates within twelve months from the balance sheet date and could be classified as a current liability. However, it is the Company’s expectation that such notes will be converted into shares, re-financed to longer terms, or paid off with the proceeds of long-term financing. Therefore, we have classified these notes as noncurrent. If we do not re-finance these convertible notes to longer terms, however, the holders of the convertible notes have the option to convert these notes into equity or hold the convertible notes to maturity.

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

Beginning in the quarter ended June 30, 2019, we entered into a series of credit financing arrangements from financing institutions by pledging various Company assets and the personal guarantee of an officer and director of the Company. The proceeds from these credit agreements were used to pay the amounts due under the Schreiber settlement agreement more fully described in Note 8. As of December 31, 2020 and June 30, 2020, we had $143,100 and $129,389, respectively, outstanding on these loans.

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

Mr. Schreiber and the Schreiber Trust answered and counter-claimed against the Company and Beechwood and made additional claims against Mr. G. Darcy Klug (“Mr. Klug”), an officer and director of RedHawk and sole owner of Beechwood, in the Lawsuit.

On March 22, 2019, the parties to the Litigation entered into a Settlement Agreement and General Release (“Settlement Agreement”) to resolve all issues arising out of the subject matter of the Litigation.

In consideration of the mutual promises, covenants and conditions contained in the Settlement Agreement, the parties agreed that (i) Mr. Schreiber and the Schreiber Trust would transfer all Company stock they then owned (52,377,108 common shares) to the Company and (ii) the Company would (a) make to Mr. Schreiber and the Schreiber Trust a cash payment of Two Hundred Fifty Thousand and 00/100 Dollars ($250,000.00) and (b) issue two Promissory Notes, each in the principal amount of Two Hundred Thousand and 00/100 Dollars ($200,000.00), one of which was due and payable on or before September 6, 2020 (“Note 1”) and the other was due and payable on or before September 5, 2021 (“Note 2”). As a result of this Settlement Agreement, the Company recorded a loss of $471,880 in the year ended June 30, 2019.

Each Promissory Note was non-interest bearing, however each (i) included a $15,000 late penalty if the principal amount was not repaid by the due date and (ii) would bear interest at a rate of 18% per annum, from the issue date, if the principal was not repaid by the 30th date after the due date.

Pursuant to a security agreement entered into between the parties, Mr. Klug and Beechwood secured the Company’s obligations under the Settlement Agreement by granting first-priority security interests in (i) 1,000 shares of Mr. Klug’s Series B Preferred Stock; and 1,473 shares of Mr. Klug’s Series A Preferred Stock, and (ii) Beechwood’s interest in the Tower Hotels Fund 2014, LLC (collectively “the Escrow Account”).

On October 11, 2019, the Schreiber Trust filed a Motion to Enforce Settlement Agreement (the “Motion”) with the Louisiana Court alleging that the Company failed to comply with certain of its obligations under the Settlement Agreement. The Motion sought to, among other things, accelerate payment of the amounts owed to Schreiber under the Settlement Agreement and collect additional amounts in interest and attorneys’ fees.

On July 17, 2020, the Louisiana Court granted Schreiber’s Motion and ordered the Company to pay to the Schreiber Trust $519,495.78 (“Judgment”) representing (i) the principal amount due on Note 1 ($200,000.00); (ii) the principal amount due on Note 2 ($200,000.00); (iii) pre-judgment interest of 18% simple interest on certain outstanding debt charged back to the date of the Settlement Agreement; (iv) $40,000.00 of attorneys’ fees (10% of the amounts due); and (v) post-judgment interest from the date of the Judgment as well as costs. The Company appealed the Louisiana Court’s ruling to the United States 5th Circuit Court of Appeals (the “Court of Appeals”).

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

Payment of the principal amount of Note 1 was tendered by the Company to Schreiber on August 13, 2020. Notwithstanding the appeal to the Court of Appeals, the Company tendered the early repayment of the principal amount of Note 2 to Schreiber on August 24, 2020. The unsatisfied amount of the Judgment ($119,496) is shown as a “Settlement liability” on the consolidated balance sheet.

On September 4, 2020, the Company filed a Consent Motion to Approve Supersedeas Bond and Stay of Execution of Judgment Pending Appeal (“Motion to Approve”). On September 8, 2020 the Louisiana Court granted the Motion to Approve and the posting of a supersedeas bond (“Bond”) by the Company in the amount of $143,491.26 representing (i) the remaining, unsatisfied amount of the Judgment; plus (ii) post-Judgment interest of $80.27; plus, (iii) 20% of the combined amount ($23,915.21). As the Judgment was vacated, on December 17, 2020 the Louisiana Court entered an order releasing the Bond and returning the aforementioned funds to the Company. The returned funds are currently held in trust and are included in “Prepaid expenses” on the consolidated balance sheet.

On November 12, 2020, the Court of Appeals issued a decision vacating the Judgment and remanding the case to the district court.

The 14 day period to seek rehearing from the Court of Appeals passed on November 26, 2020 with no petition filed by Schreiber; thereupon, the decision and judgment of the Court of Appeals became final. By applicable rule, the mandate of the Court of Appeals issued 8 calendar days thereafter, on December 4, 2020.

The Louisiana Court also ordered the Company to file a Sur-Reply Brief. The Louisiana Court had previously denied the Company’s motion for leave to file a sur-reply brief, after Schreiber had presented new arguments and evidence for the first time in his Reply Brief. When the Louisiana Court ruled in Schreiber’s favor based solely on these new materials, the Court of Appeals reversed, ruling its denial was an abuse of discretion. This order of the Louisiana Court was consistent with the ruling of the Court of Appeals.

The Louisiana Court also sua sponte ordered that Schreiber be allowed to file a response to the Company’s Sur-Reply. Schreiber had not requested or moved to be allowed to file a response.

Regardless, the parties each timely filed their respective pleadings in accordance with the order. Both parties argued in favor of their position and claimed to be entitled to an award of the reasonable attorneys’ fees and costs they incurred in connection with this litigation should the Louisiana Court rule in their favor.

The Company is now awaiting a decision from the Louisiana Court. As previously and consistently expressed, the Company believes Schreiber’s Motion is without merit and intends to continue to defend against it accordingly, if and as necessary.

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

Pursuant to the Agreement, the Company agreed to issue to the Consultant 68,700,000 shares of the Company’s common stock, which was equal to approximately 5% of the Company’s outstanding common stock on a fully diluted basis as of the Effective Date. Further, the Company has agreed to issue to the Consultant, the later of one year after the Effective Date or upon Consultant’s request, an additional 68,700,000 shares of the Company’s common stock, unless Consultant has provided the Company with written notice of its intention not to extend the Initial Period. As of the date of this Quarterly Report on Form 10-Q, the Company has not yet received notice from the Consultant requesting issuance any of the shares pursuant to the Agreement.

9.	STOCKHOLDERS’ EQUITY

Preferred Stock

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

On August 4, 2020, Mr. Klug and Beechwood converted the 1,000 shares of Series B Preferred Stock and the 1,473 shares of Series A Preferred Stock into 124,849,365 and 122,730,903 shares, respectively, of the Company’s Common Stock. On September 28, 2020, the Escrow Account in the Schreiber Litigation was dissolved. As a result, on October 6, 2020, the Company’s Board of Directors, Mr. Klug and Beechwood, agreed to exchange 124,849,365 and 122,730,903 of the Company’s Common Stock into 1,000 shares of Series B Preferred Stock and the 1,473 shares of Series A Preferred Stock, respectively. On November 4, 2020, the Company agreed to purchase from Beechwood 122,730,903 shares of the Company’s common stock in exchange for 1,473 shares of Series A Preferred Stock, stated value of $1,133.81 per share. Subsequent to December 31, 2020, the Company completed the re-purchase from Beechwood 122,730,903 shares of the Company’s common stock in exchange for 1,473 shares of the Company’s 5% Series A Preferred Stock.

 During the six months periods ended December 31, 2020 and 2019, we recognized $52,687 and $114,591, respectively, of related preferred stock dividends.

Warrants

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

In total, as of December 31, 2020, the Company had 139,558,450 warrants outstanding with a weighted average exercise price of $0.006 and a weighted average remaining life of 8.54 years.

10.	ASSET IMPAIRMENTS

In the year ended June 30, 2020, we recognized several asset impairments totaling $214,675. This impairment was comprised of the following:

●	The resort property owned by the real estate limited partnership, in which we have an ownership interest in, is located in Hawaii. As a result of the COVID-19 pandemic, the tourism industry in Hawaii has been adversely affect and the resort was temporarily closed for an extended period.

●	We have certain inventory located in the United Kingdom. As a result of the COVID-19 pandemic, the United Kingdom has been in partial or complete lockdown for an extended period and we have been unable to market the inventory. The inventory is still salable but additional costs and/or price reductions may be necessary.

●	A third party from which we had agreed to acquire the exclusive manufacturing and distribution rights to certain needle incineration intellectual properties breached that agreement.

11.	SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical, and Other Services. Our Land & Hospital and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss. The following table reflects our segments as of December 31, 2020 and 2019 and for the six and three month periods then ended.

		MEDICAL
Six months ended	LAND &	DEVICE &	OTHER
December 31, 2020	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$37,508	$623,452	$—	$—	$660,690
Operating income (loss)	$(5,768)	$73,538	$(113)	$(256,950)	$(189,293)
Interest expense	$14,730	$67,685	$—	$394,223	$476,638
Depreciation and amortization	$15,667	$15,400	$—	$—	$31,067
Identifiable assets	$751,598	$921,938	$77,831	$207,535	$1,958,902

		MEDICAL
Six months ended	LAND &	DEVICE &	OTHER
December 31, 2019	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$26,603	$42,712	$—	$—	$69,315
Operating income (loss)	$(15,976)	$(197,610)	$(75)	$(390,204)	$(603,865)
Interest expense	$26,569	$317	$—	$184,629	$211,515
Depreciation and amortization	$15,667	$26,250	$—	$—	$41,917
Identifiable assets	$919,515	$201,189	$77,849	$1,467,089	$2,665,642

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
December 31, 2020	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$20,445	$193,176	$—	$—	$213,621
Operating income (loss)	$(5,890)	$28,806	$(56)	$(105,008)	$(82,148)
Interest expense	$3,413	$21,091	$—	$185,299	$209,803
Depreciation and amortization	$7,834	$7,700	$—	$—	$15,534

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
December 31, 2019	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$16,853	$1,904	$—	$—	$18,757
Operating income (loss)	$(10,501	$(130,313)	$(75)	$(268,291)	$(409,180)
Interest expense	$12,891	$212	$—	$110,540	$123,643
Depreciation and amortization	$7,833	$13,126	$—	$—	$20,959

12.	SUBSEQUENT EVENTS

The Company evaluated events occurring after December 31, 2020, and through the date the financial statements were issued, February 22, 2021 and concluded the events or transactions below would require recognition or disclosure in these financial statements:

●	On February 16, 2010, the Company re-purchased from Beechwood 122,730,903 shares of the Company’s common stock in exchange for 1,473 shares of the Company’s 5% Series A Preferred Stock.

●	Subsequent to December 31, 2020, 2019 Variable Rate Convertible Notes in the principal amount of $101,500 plus accrued interest were converted into 53,879,439 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are all statements other than statements of historical facts. The words “may,” “can,” “will,” “should,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “potential,” “proposed,” and any similar expressions are intended to identify those assertions as forward-looking statements. Investors are cautioned that forward-looking statements are predictions and are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties. In evaluating forward-looking statements, you should consider the various factors which may cause actual results to differ materially from any forward-looking statements, including the risks below and those listed in the “Risk Factors” section of our latest Annual Report on Form10-K:

●	The ultimate extent of the impact of COVID-19 on our business and future financial condition, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted at this time.

●	Changes in the effects of the significant level of competition that exists in the medical device distribution industry, or our inability to attract customers for other reasons.

●	The unexpected cost of regulation applicable to our industries, and the possibility of future additional regulation.

●	Our lack of adequate insurance coverage in the event we incur an unexpected liability in excess of our insurance coverage limits.

●	Our lack of a proven operating history and the possibility of future losses that are greater than we currently anticipate.

●	The possibility that we may not be able to generate revenues or access other financing sources necessary to operate our business.

●	Our inability to attract necessary personnel to run and market our business.

●	The volatility of our stock price.

●	Changes in the market prices for our products, or our failure to perform or renew the distribution agreement for our products.

●	Our failure to execute our growth strategy or enter into other lines of business that we may identify as potentially profitable for our company.

●	Changes in economic and business conditions.

●	The outcome of future litigation.

●	Changes in accounting policies and practices we may voluntarily adopt or that we may be required to adopt under generally accepted accounting principles in the United States.

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

We are a diversified holding company which, through our subsidiaries, is engaged in sales and distribution of medical devices, sales of branded generic pharmaceutical drugs, commercial real estate investment and leasing, sales of point of entry full-body security systems, and specialized financial services. Through our medical products business unit, we sell the SANDD™ Insulin Needle Destruction Unit (formerly known as the Disintegrator™), personal protective equipment, WoundClot Surgical - Advanced Bleeding Control, the Carotid Artery Digital Non-Contact Thermometer. Through our United Kingdom based subsidiary, we manufacture and market branded generic pharmaceuticals. Centri Security Systems LLC, a wholly-owned subsidiary of the Company, holds the exclusive U.S. manufacturing and distribution rights for the Centri Controlled Entry System, a unique, closed cabinet, nominal dose transmission full body x-ray scanner. Our real estate leasing revenues are generated from commercial properties under lease. Additionally, the Company’s real estate investment unit holds limited liability company interests in a commercial restoration project in Hawaii.

Working Capital

	December 31, 2020	June 30, 2020
Current Assets	$635,991	$617,692
Current Liabilities	$2,051,443	$2,152,153
Working Capital (Deficit)	$(1,415,452)	$(1,534,461)

RESULTS OF OPERATIONS

Operating Revenues

We commenced operations in our commercial real estate leasing business unit in 2015. On December 31, 2015, our medical device business unit completed the acquisition of certain specialized tangible and intangible medical devices. On March 23, 2016, RedHawk Pharma UK Ltd acquired a 25% equity interest in EcoGen Europe Ltd, a United Kingdom based distributor of branded generic pharmaceuticals. During the quarter ended December 31, 2017, we increased our ownership in EcoGen to 100%. Sales efforts for our medical devices and branded generic pharmaceuticals commenced during the quarter ended September 30, 2016. During the fiscal year ended June 30, 2019, we changed our revenue focus from branded generic pharmaceutical sales in the United Kingdom to more profitable medical device sales in the United States.

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China, and spread throughout the world, including the United States. On March 11, 2020 the World Health Organization characterized the spread of COVID-19 as a “pandemic”. The significant reach of COVID-19 has resulted in a widespread public health issue that has and will likely continue to affect the economies worldwide, and could adversely affect our business, results of operations and financial condition, including a decrease in demand for our medical devices. Specifically, demand for our newly released SANDD Pro™ may be slowed until hospitals, clinics and physicians resume normal operations. In addition, the operations of our real estate investment in Hawaii has also been adversely affected. As a result of the pandemic, we expanded our medical sales efforts to include personal protective equipment (“PPE”) in the quarter ending June 30, 2020. During the quarter ended December 31, 2020, however, we reduced our sales focus on a portion of our personal protection equipment and resumed marketing focus on of our proprietary line needle incineration devices. The ultimate extent of the impact of COVID-19 on our business and future financial condition, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted at this time.

For the six month period ended December 31, 2020, revenues from sales of our medical devices, branded generic pharmaceutical products and rental income from our commercial properties totaled $835,104 ($660,960 net of introductory discounts) as compared to revenues of $111,964 ($69,315 net of introductory discounts) for the comparable six month period ended December 31, 2019.

During the six month period ended December 31, 2020, the Company’s revenues were principally from sales of the Company’s medical devices. During the 2019 fiscal year, the Company announced that it would shift its focus away from the lower profit margin branded generic pharmaceuticals to its more profitable needle incineration medical devices. For the six month period ended December 31, 2020 and 2019, our branded generic pharmaceutical sales totaled $0 and $0, respectively.

Gross profit margin from the sale of the Company’s medical devices approximated 43.4% during the six month period ended December 31, 2020 as compared to 80% from sales in the comparable six month period ended December 31, 2019. The lower gross profit margins for the six month period ended December 31, 2020 resulted from sales of lower margin PPE versus higher margin needle incineration devices. There were $0 sales of PPE in the six month period ended December 31, 2019.

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

Operating Expenses and Loss from Operations

For the six month period ended December 31, 2020, we reported a consolidated net loss from operations of $189,293 on revenues of $660,960 as compared to a consolidated net loss from operations of $603,865 on revenues of $69,315 for the comparable six month period ended December 31, 2019. For the three month period ended December 31, 2020, we reported a consolidated net loss from operations of $82,148 on revenues of $213,621 as compared to a consolidated net loss from operations of $409,180 on revenues of $18,757 for the comparable three month period ended December 31, 2019.

The consolidated net loss from operations for the six and three month periods ended December 31, 2020 resulted primarily from increased general and administrative expense from the addition of the Company’s new Chief Executive Officer, lower sales margins on certain of the Company’s PPE products and continued research and development cost on the re-designed SANDD Pro™.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $28,007 compared with cash of $75,850 at June 30, 2020.

During the six month period ended December 31, 2020, we issued approximately $468,000 of new fixed rate convertible notes (proceeds of approximately $431,500, net of financing costs), approximately $210,000 of working capital line of credit advances, and $106,000 of variable rate convertible notes (proceeds of $100,000, net of financing costs). The proceeds from these debt financings were used to pay the amount due under the Schreiber settlement agreement, pay approximately $20,000, plus accrued interest, of variable rate convertible notes and provide working capital.

The Company is continuing to pursue the sale of certain of its real estate holdings and assets. Also refer to the Going Concern section of Note 1 to our unaudited consolidated financial statements.

Cash Flows

	Six months ended December 31,
	2020	2019
Cash Flows (used in) Operating Activities	$(211,302)	$(832,870)
Cash Flows provided by (used in) Financing Activities	$177,259	$997,491
Net Change in Cash During Period	$(47,843)	$174,497

Cash Flow from Operating Activities

During the six month period ended December 31, 2020, $211,302 of cash was used by our operating activities as compared to $832,870 used in our operating activities for the comparable six month period ended December 31, 2019. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities.

Cash Flows from Financing Activities

During the six month period ended December 31, 2020, we received net proceeds, after financing costs incurred, of approximately $100,000 from the issuance and sale of 2019 Variable Rate Convertible Notes, a total of approximately $431,500 from the issuance and sale of 2019 Fixed Rate Convertible Notes and 2020 Fixed Rate Convertible Notes, and approximately $210,000 of working capital line of credit advances. The proceeds received were used to pay the amount due under the Schreiber settlement agreement, to pay certain variable interest notes, and provide working capital.

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

ITEM 4A.  CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Please see Note 8 to the unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of legal proceedings and developments during the quarter ended December 31, 2020, including a summary of the Motion to Enforce Settlement Agreement that was filed against the Company by Daniel J. Schreiber and the Daniel J. Schreiber Living Trust – Dtd 2/08/95 in the United States District Court for the Eastern District of Louisiana on October 11, 2019.

ITEM 1A.  RISK FACTORS.

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2020, we issued the following securities in transactions that were exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) thereunder:

●	We issued 73,740,115 shares of common stock to holders of certain 2019 Variable Rate Convertible Notes upon the conversion of $156,500 of principal amount of notes, plus accrued interest; and

●	We issued $83,824 in principal amount of 2020 Fixed Rate Convertible Notes to accredited investors. The notes are convertible at $0.005 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Departure of Officer and Director

Effective February 22, 2021, Mr. Philip C. Spizale resigned his positions as CEO and as a member of the Company’s board of directors effective immediately to pursue other interests. Mr. Spizale’s resignation was not the result of any disagreement with any Company or Board practice, action or policy. During his tenure as a director, Mr. Spizale worked closely with the Company to establish sales and marketing strategies for RedHawk Medical Products & Services LLC. Effective with Mr. Spizale’s departure, G. Darcy Klug was appointed the Company’s Chief Executive Officer. Biographical information regarding Mr. Klug, his compensation arrangement with the Company and other transactions between Mr. Klug (or entities he controls) and the Company are described in prior reports filed by the Company with the SEC.

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

REDHAWK HOLDINGS CORP.
(Registrant)

Dated: February 22, 2021	/s/ G. Darcy Klug
G. Darcy Klug
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)