Form 10-Q
period 2021-03-31
RedHawk Holdings Corp.
filed 2021-05-24
CIK 1353406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

On May 20, 2021, 1,316,941,902 shares of common stock, par value 0.001 per share, were outstanding.

REDHAWK HOLDINGS CORP.

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING-STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. Forward-looking statements are all statements other than statements of historical facts. The words “may,” “can,” “will,” “should,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “potential,” “proposed,” and any similar expressions are intended to identify those assertions as forward-looking statements. Investors are cautioned that forward-looking statements are predictions and are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties. In evaluating forward-looking statements, you should consider the various factors which may cause actual results to differ materially from any forward-looking statements, including the risks below and those listed below under “Risk Factors” and in the “Risk Factors” section of our latest Annual Report on Form10-K:

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

Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. Therefore, you should not rely on these forward-looking statements as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED Consolidated Financial Statements.

REDHAWK HOLDINGS CORP.

Consolidated Balance Sheets

(unaudited)

	March 31,	June 30,
	2021	2020
ASSETS

Current Assets:
Cash	$72,003	75,850
Receivables	21,242	98,700
Inventory, net	332,672	387,175
Prepaid expenses	150,030	55,967
Total Current Assets	575,947	617,692

Property and Improvements:
Land	110,000	110,000
Tooling & Equipment	5,600	5,600
Building and improvements	670,000	670,000
	785,600	785,600
Less, accumulated depreciation	(168,113)	(144,013)
	617,487	641,587

Other Assets:
Investment in real estate limited partnership	127,173	127,173
Right of use asset, net	47,016	62,363
Intangible asset, net of amortization of $441,071 and $418,571, respectively	377,826	389,762
Other assets	132,999	129,962
	685,014	709,260
Total Assets	$1,878,448	$1,968,539

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$554,521	$425,884
Accrued liabilities	777,181	642,929
Settlement liability	119,496	519,496
Current maturities of long-term debt	408,766	402,082
Operating leases – current	22,338	20,728
Lines of credit	137,727	129,389
Insurance notes payable	39,983	11,645
Total Current Liabilities	2,060,012	2,152,153

Non-current Liabilities
Due to related parties	100,000	242,000
Operating lease - non-current	24,678	41,635
Convertible notes payable, net of $67,107 in deferred loan costs and $25,000 of beneficial conversion at March 31, 2021 and $217,167 in deferred loan costs and $250,000 of beneficial conversion at June 30, 2020	1,757,747	1,465,342
	1,882,425	1,748,977
Total Liabilities	3,942,437	3,901,130

Commitments and Contingencies	—	—

Stockholders’ Deficit:
Preferred stock, 5,000 authorized shares and 3,750 issued and outstanding at March 31, 2021 and June 30, 2020
5% Series A, 2,750 shares designated, $1,137 and $1,131 stated value, respectively, and 2,750 issued and outstanding at March 31, 2021 and June 30, 2020	3,125,602	3,110,325
5% Series B, 1,250 shares designated, $1,280 and $1,213 stated value, respectively, and 1,000 issued and outstanding at March 31, 2021 and June 30, 2020	1,279,876	1,243,314
Common Stock, par value of $0.001 per share, 2,000,000,000 authorized shares and 1,518,490,545 and 1,165,199,800 issued at March 31, 2021 and June 30, 2020, respectively	1,518,490	1,165,199
Additional paid-in capital	1,568,469	852,039
Accumulated other comprehensive loss	(13,611)	(12,958)
Accumulated deficit	(8,962,457)	(7,710,152)
	(1,483,631)	(1,352,233)
Less, Treasury stock 201,548,643 shares, at cost	(580,358)	(580,358)
Total Stockholders’ Deficit	(2,063,989)	(1,932,591)
Total Liabilities and Stockholders’ Deficit	$1,878,448	$1,968,539

The accompanying consolidated notes are an integral part of these unaudited financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Revenues	$29,786	$148,674	$690,746	$217,989

Cost and Expenses:
Costs of goods sold	5,736	38,467	358,910	55,388
Sales and marketing expenses	2,115	90,830	134,732	208,701
Professional fees	69,058	62,525	168,280	229,885
Research and development costs	1,419	25,420	4,929	83,901
Operating expenses	78,477	76,796	229,536	212,893
Depreciation and amortization	15,533	21,458	46,600	63,375
General and administrative	93,634	47,624	173,238	182,157

Total Cost and Expenses	265,972	363,120	1,116,225	1,036,300

Net Loss from Operations	(236,186)	(214,446)	(425,479)	(818,311)

Other Expenses:
Loss on early extinguishment of debt	—	(129,338)	—	(84,811)
Settlement loss and other	(19,144)	(27,752)	(60,216)	(27,752)
Interest expense	(190,244)	(67,723)	(666,882)	(279,238)
	(209,388)	(224,813)	(727,098)	(391,801)

Net Loss	(445,574)	(439,259)	(1,152,577)	(1,210,112)

Other Comprehensive Loss
Effect of foreign currency translation	(68)	(11,898)	(653)	(16,127)
	(68)	(11,898)	(653)	(16,127)

Comprehensive Loss	(445,642)	(451,157)	(1,153,230)	(1,226,239)

Preferred Stock Dividends	(47,041)	(53,477)	(99,728)	(168,068)

Comprehensive Loss Available for Common Stockholders	$(492,683)	$(504,634)	$(1,252,958)	$(1,394,307)

Net Loss Per Share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic	1,289,477,606	969,280,348	1,228,005,912	924,946,538
Diluted	1,289,477,606	969,280,348	1,228,005,912	924,946,538

The accompanying consolidated notes are an integral part of these unaudited financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,152,577)	$(1,210,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	37,847	39,874
Amortization of deferred loan costs	203,098	115,928
Amortization of beneficial conversion discount	225,000	—
Depreciation	24,100	23,501
Non-cash expenses	2,346	179,917
Stock based compensation	62,500	—
Loss on extinguishment of debt	—	84,811
Changes in operating assets and liabilities:
Accounts receivable	77,458	(196,192)
Inventory	54,503	(3,594)
Prepaid expenses and other current assets	(94,063)	(326,184)
Other assets	(3,037)	—
Operating lease obligation	(15,347)	—
Accounts payable and accrued liabilities	264,869	(181,044)
Deferred Revenue	—	267,145
Net Cash Used in Operating Activities	(313,303)	(1,205,950)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	—	100,374
Purchase of equipment	—	(5,600)
Net Cash Provided by Investing Activities	—	94,774
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on real estate loan	(5,049)	—
Borrowings from (payments to) related parties, net	2,750	11,750
Proceeds from issuance of convertible debt	696,368	1,751,296
Payments on convertible debt	(20,737)	(458,375)
Payments on short-term debt	—	(79,558)
Payments on long-term debt	(400,000)	(7,202)
Proceeds from lines of credit	210,245	—
Payments on notes payable	(116,615)	—
Payments on lines of credit	(71,976)	—
Proceeds from insurance notes payable	28,338	21,561
Net Cash Provided by (Used in) Financing Activities	323,324	1,239,472
Effect of exchange rate on cash	(13,868)	(30,698)
Net change in cash	(3,847)	97,598
Cash, Beginning of Period	75,850	1,648
Cash, End of Period	$72,003	$99,246

Non-Cash Investing and Financing Activities:
Preferred stock dividends paid-in-kind	$99,728	$114,859
Conversion of debt and accrued interest to common stock	$1,007,221	$117,318
Accrued legal fees capitalized to intangible assets	$10,669	$—
Conversion of preferred stock to common stock	$—	$299,696
Operating lease assets obtained for operating lease liabilities	$—	$67,254

Supplemental Disclosures:
Interest paid	$217,188	$229,867
Income taxes paid	$—	$—

The accompanying consolidated notes are an integral part of these unaudited financial statements

REDHAWK HOLDINGS CORP.

Consolidated Statements of Stockholders’ Deficit

(unaudited)

								ACCUMULATED
	SERIES A		SERIES B				ADDITIONAL	OTHER
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK		PAID-IN	COMPREHENSIVE	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	SHARES	AMOUNT	TOTAL

BALANCE, JUNE 30, 2020	2,750	$3,110,325	1,000	$1,243,314	1,165,199,800	$1,165,199	$852,039	$(12,958)	$(7,710,152)	201,548,643	$(580,358)	$(1,932,591)

Preferred stock dividends declared	—	15,277	—	36,562	—	—	—	—	(99,728)	—	—	(47,889)
Conversions	—	—	—	—	347,040,745	347,041	660,180	—	—	—	—	1,007,221
Stock based compensation	—	—	—	—	6,250,000	6,250	56,250	—	—	—	—	62,500
Net loss	—	—	—	—	—	—	—	(653)	(1,152,577)	—	—	(1,153,230)

BALANCE, MARCH 31, 2021	2,750	$3,125,602	1,000	$1,279,876	1,518,490,545	$1,518,490	$1,568,469	$(13,611)	$(8,962,457)	201,548,643	$(580,358)	$(2,063,989)

BALANCE, JUNE 30, 2019	2,750	$3,021,453	1,250	$1,479,039	1,034,340,037	$1,034,340	$51,811	$2,735	$(5,674,436)	201,548,643	$(580,358)	$(665,416)

Preferred stock dividends declared	—	66,238	—	48,621	—	—	—	—	(168,068)	—	—	(53,209)
Conversions	—	—	(250)	(299,696)	86,433,293	86,433	286,054	—	—	—	—	72,791
Stock grants	—	—	—	—	30,000,000	30,000	108,075	—	—	—	—	138,075
Stock held for deposit	—	—	—	—	20,434,782	20,435	—	—	—	—	—	20,435
Net loss	—	—	—	—	—	—	—	(16,127)	(1,210,112)	—	—	(1,226,239)

BALANCE, MARCH 31, 2020	2,750	$3,087,691	1,000	$1,227,964	1,171,208,112	$1,171,208	$445,940	$(13,392)	$(7,052,616)	201,548,643	$(580,358)	$(1,713,563)

								ACCUMULATED
	SERIES A		SERIES B				ADDITIONAL	OTHER
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK		PAID-IN	COMPREHENSIVE	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	SHARES	AMOUNT	TOTAL

BALANCE, DECEMBER 31, 2020	1,277	$1,277,000	1,000	$1,264,075	1,492,321,628	$1,492,322	$2,981,996	$(13,543)	$(8,469,842)	201,548,643	$(580,358)	$(2,048,350)

Preferred stock dividends declared	—	15,277	—	15,801	—	—	—	—	(47,041)	—	—	(15,963)
Conversions	1,473	1,833,325	—	—	19,918,917	19,918	(1,469,777)	—	—	—	—	383,466
Stock based compensation	—	—	—	—	6,250,000	6,250	56,250	—	—	—	—	62,500
Net loss	—	—	—	—	—	—	—	(68)	(445,574)	—	—	(445,642)

BALANCE, MARCH 31, 2021	2,750	$3,125,602	1,000	$1,279,876	1,518,490,545	$1,518,490	$1,568,469	$(13,611)	$(8,962,457)	201,548,643	$(580,358)	$(2,063,989)

BALANCE, DECEMBER 31, 2019	2,750	$3,065,337	1,000	$1,212,803	1,170,708,112	$1,170,708	$443,240	$(1,494)	$(6,559,880)	201,548,643	$(580,358)	$(1,249,644)

Preferred stock dividends declared	—	22,354	—	15,161	—	—	—	—	(53,477)	—	—	(15,962)
Stock grants	—	—	—	—	500,000	500	2,700	—	—	—	—	3,200
Net loss	—	—	—	—	—	—	—	(11,898)	(439,259)	—	—	(451,157)

BALANCE, MARCH 31, 2020	2,750	$3,087,691	1,000	$1,227,964	1,171,208,112	$1,171,208	$445,940	$(13,392)	$(7,052,616)	201,548,643	$(580,358)	$(1,713,563)

The accompanying consolidated notes are an integral part of these unaudited financial statements

REDHAWK HOLDINGS CORP.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2021

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

For the nine month period ended March 31, 2021, the Company had revenues of $690,746, a consolidated net loss of $1,152,577 and cash of $313,303 used in operating activities. As of March 31, 2021, the Company had cash of $72,003, a working capital deficit of $1,484,065 and an accumulated deficit of $8,962,457. The continuation of the Company as a going concern is still dependent upon the continued financial support from its stockholders, the ability to raise equity or debt financing, cash proceeds from the sale of assets and the attainment of profitable operations from the Company’s businesses in order to discharge its obligations. We cannot predict, with certainty, the outcome of our efforts to generate liquidity and profitability, or whether such actions would generate the expected proceeds to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company as of March 31, 2021 and for the three and nine month periods ended March 31, 2021 and 2020 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end consolidated balance sheet dated as of June 30, 2020 is audited and is presented here as a basis for comparison. Although the financial statements and related information included herein have been prepared without audit, and certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, the Company believes that the note disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of June 30, 2020. In the opinion of our management, the unaudited interim consolidated financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

Revenue Recognition

In May 2014 the Financial Accounting Standards Board (which we refer to as the “FASB”) issued Accounting Standards Update (ASU) 2014-19, Revenue from Contracts with Customers (ASU 2014-19). ASU 2014-19 established a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify contracts with customers, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation in the contract, and (5) recognize revenue as the entity satisfies performance obligations. Effective July 1, 2018, we adopted ASU 2014-19 using the modified retrospective method. The adoption of ASU 2014-19 did not have an impact on our consolidated financial statements but required enhanced footnote disclosures. See Note 3, Revenue from Contracts with Customers, for additional information.

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

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 or June 30, 2020.

Accounts Receivable

Accounts receivables are amounts due from customers of our medical device, pharmaceutical, and financial services divisions. We do not require collateral from our customers. The amount is reported at the billed amount, net of any expected allowance for bad debts. There was no allowance for doubtful accounts as of March 31, 2021 or June 30, 2020.

Inventory

Inventory consists of needle destruction devices and its components, purchased thermometers, UV sanitation lights, face masks, an advanced bleeding control, and certain branded generic pharmaceuticals held for resale. All inventories are stated at the lower of cost or net realizable value utilizing the first-in, first-out method. A portion of our inventory is located in the United Kingdom, which due to the COVID-19 pandemic has been in a lockdown environment since approximately March 31, 2020. As a result, sales efforts related to this inventory have temporarily ceased. The Company still expects to be able to sell this inventory, but may incur additional costs in order to do so. Accordingly, an inventory reserve of approximately $60,000 has been recorded as of March 31, 2021 to reduce the inventory to net realizable value.

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

Our Louisiana real estate holdings include our former corporate headquarters on Chemin Metairie Road in Youngsville, Louisiana and a property located on Jefferson Street in Lafayette, Louisiana, that we are currently leasing to a third party. The Company is also continuing to use a portion of the Chemin Metairie Road property for equipment storage for our real estate management unit.

The current lease for the Jefferson Street property is through December 31, 2022, at a rental cost of $3,250 per month. Beginning September 1, 2020, the Chemin Metairie Road property was leased through February 28, 2021, at a rental rate of $2,000 per month. At the end of the lease term, the Company listed the Chemin Metairie Road property for sale and/or lease.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the convertible notes and the convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were outstanding warrants to purchase 139,558,450 shares of common stock as of March 31, 2021 of which 113,508,450 have an exercise price of $0.005 per share and 26,050,000 have an exercise price of $0.01 per share.

At March 31, 2021, including accrued but unpaid interest, there was one remaining 2016 Fixed Rate Convertible Note outstanding (See Note 7) which totaled $64,118 and was convertible into 4,274,512 shares of common stock upon conversion.

During the nine month period ended March 31, 2021, we issued in private offerings exempt from registration, debt securities in the form of 2019 Variable Rate Convertible Notes (See Note 7) in the aggregate principal amount of $281,500. The 2019 Variable Rate Convertible Notes are convertible into shares of common stock at a variable conversion rate.

During the nine month period ended March 31, 2021, we issued in private offerings exempt from registration, debt securities in the form of 2019 Fixed Rate Convertible Notes (See Note 7) in the aggregate principal amount of $200,000. The 2019 Fixed Rate Convertible Notes mature on the fifth anniversary of the date of issuance and are convertible into shares of our common stock at a price of $0.015 per share and include 25% warrant coverage at $0.01 per share.

During the nine month period ended March 31, 2021, we issued $268,236 in 2020 Fixed Rate Convertible Notes. The 2020 Fixed Rate Convertible Notes accrue interest at 10% per annum, are convertible into shares of our common stock at a price of $0.005 per share, mature twelve months after issuance and are unsecured.

At March 31, 2021, including accrued but unpaid dividends, there were potentially 208,373,494 shares of common stock issuable upon the conversion of our outstanding Series A Preferred Stock and, including accrued but unpaid dividends, there were potentially 127,987,549 shares of common stock issuable upon the conversion of our outstanding Series B Preferred Stock (See Note 9).

The shares of common stock that could be issued upon exercise of the warrants and the shares issuable from the conversion of the promissory notes (each discussed above), the Series A Preferred Stock, and the Series B Preferred Stock, have been excluded from earnings per share calculations because these shares are anti-dilutive due to the Company’s net loss.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. All of our accumulated other comprehensive loss as of March 31, 2021 and June 30, 2020 relate to foreign currency translation.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. The revised guidance requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all long-term lease arrangements. The Company has elected to use the short-term lease exception allowed in ASU 2016-02. We did enter into a long-term lease in the quarter ended March 31, 2020 for new office space and have recorded a right-of-use asset and the related lease obligation as of March 31, 2021 (See Note 6).

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

Sales of medical devices and pharmaceuticals are recognized generally at the point in time when delivery occurs and title transfers to the buyer. Sales of medical devices and pharmaceuticals are usually collected within 90 days of the date of sale. In certain cases, the customers make advance payments on orders of medical devices. Such advance payments are recorded as deferred revenue in the accompanying consolidated balance sheets. As of March 31, 2021 and June 30, 2020, there was no deferred revenue recorded.

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

Disaggregation of Revenue

For the three and nine month periods ended March 31, 2021 and 2020, a summary of our revenue on a disaggregated basis is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Sales of medical devices	$15,769	$133,824	$639,222	$176,537
Rental revenue from operating lease payments	14,017	14,850	51,524	41,452
	$29,786	$148,674	$690,746	$217,989

Transaction Prices

In some cases, we may offer introductory or distributor discounts to customers. In such cases, we reduce the recorded revenue for such discounts. For the nine month periods ended March 31, 2021 and 2020, our revenues were reduced by $177,095 and $95,508 respectively, for such discounts. For the three month periods ended March 31, 2021 and 2020, our revenues were reduced by $2,951 and $52,859, respectively, for such discounts.

Shipping and handling costs included in revenue were approximately $7,600 and $1,305 for the nine month periods ended March 31, 2021 and 2020, respectively. Shipping and handling costs included in revenue were approximately $185 and $805 for the three month periods ended March 31, 2021 and 2020, respectively.

4.	OTHER ASSETS

Our investment in Tower Hotel Fund 2013, LLC (“Hotel Fund”) is recorded at cost. The Hotel Fund owns a resort property in Hawaii. Due to the COVID-19 pandemic, the tourism industry in Hawaii was adversely affected and the resort was temporarily closed from March 2020 to November 2020 and hotel visits and activity continue to generally remain below pre-pandemic activity. The return to previous operating performance of this property and the timing, if it should occur, cannot be estimated at this time. Based on the expected reduction in cash flows and uncertainties related to the Hawaii tourism industry, the Company recorded as of June 30, 2020, an impairment of $130,000 or approximately 50% of our remaining carrying value in this investment. The ultimate amount, if any, we recover from this investment cannot be estimated at this time and may differ from our recorded investment.

We are continuing to pursue the sale of our remaining investment in the Hotel Fund.

As of March 31, 2021, we have approximately $367,661 ($247,021 net of accumulated amortization) in intangible assets related to licenses held by EcoGen Europe Ltd. Such intangible assets are being amortized over an estimated useful life of 20 years.

In September 2018, the Company entered into an agreement to acquire the exclusive manufacturing and distribution rights to certain needle incineration intellectual properties for $450,000, plus a broker’s fee of $17,500. Under the terms of the license agreement, the Company has paid $25,000 plus the first of a total twenty scheduled quarterly payments of $21,250. Any remaining payments become immediately payable upon the receipt of final approval by the U.S. Food and Drug Administration (FDA) of devices related to the technology. Additionally, the Company agreed to pay a consulting fee of $1,000 per month for sixty months. The broker’s fee was paid through the issuance of 14 million shares of the Company’s common stock. In 2019, the quarterly payments and the consulting fee were suspended as the Company believes the seller breached the terms of the purchase agreement by, among other things: failing to provide RedHawk with exclusive rights to the intellectual properties and technology, all related inventions, patents, registrations, licenses, applications and contracts, trademarks, copyrights, designs, drawings, patterns, manuals and instructions, mask works, product certifications, computer programs and data, research and engineering work, critical tooling, design drawings, products, inventory, raw materials, molds, molding tools and dies. The prototypes provided were defective, unsafe and failed to work as represented. Further, the Seller misrepresented that it had exclusive rights to the intellectual property being purchased. We initiated and completed the reverse engineering of this needle incineration technology.

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

We finance a portion of our insurance premiums. At March 31, 2021, there was a $39,983 outstanding balance due on our premium finance agreements. The agreements have effective interest rates of 9.42% to 10.15%. The policies related to these premiums expire between June 2021 and November 2021.

6.	RELATED PARTY TRANSACTIONS

Effective December 1, 2016, the Company entered into a $250,000 Commercial Note Line of Credit (which we refer to as the “Line of Credit”) with a stockholder, Beechwood Properties, LLC (“Beechwood”) and the Company’s Chief Executive Officer, to evidence prior indebtedness and provide for future borrowings. The advances are used to fund our operations. The Line of Credit accrues interest at 5% per annum and matured on March 31, 2021. At maturity, or in connection with a pre-payment, subject to the conditions set forth in the Line of Credit, the stockholder has the right to convert the amount outstanding (or the amount of the prepayment) into the Company’s Series A Preferred Stock at the par value of $1,000 per share. At March 31, 2021, the outstanding principal balance totaled $0.

During the fiscal year ended June 30, 2019, certain members of the board of directors and stockholders of the Company made $242,000 in interest free advances to the Company which are shown as “Due to related parties” on the consolidated balance sheets. The advances are convertible into shares of the Company’s common stock at rates ranging from $0.0024 to $0.0050 per share or 75,916,667 shares of common stock in aggregate. During the quarter ended March 31, 2021, $142,000 was converted into 55,916,667 shares of common stock.

Beginning in the quarter ended March 31, 2017, certain members of management agreed to forgo management fees in consideration of the operating cash flow needs of the Company. There is not a set timeline to reinstitute such management fees. As of March 31, 2021 and June 30, 2020, $50,000 in such fees remain unpaid and are recorded in accounts payable and accrued liabilities in the consolidated balance sheets.

We entered into an office space lease in January 2020 with a company owned in part by a member of our Board of Directors and Chairman of our Audit Committee. The lease is for a three-year term beginning April 1, 2020. The base annual rent is $25,830. In addition to the base rent, the Company will also pay a proportionate share of common area operating expenses. The Company initially recorded operating right-of-use (ROU) assets and liabilities in the amount of $62,363 upon entering into this lease. The ROU asset represents our right to use the asset for the lease term and the ROU liability represents our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments utilizing an interest rate based on a collateralized loan with the same term as the related lease. During the nine month period ended March 31, 2021, the ROU asset and liability has been reduced by $15,347 for rental payments, which are included in general and administrative expenses in the accompanying combined statements of operations.

7.	LONG-TERM DEBT, DEBENTURES AND LINES OF CREDIT

On November 12, 2015, we acquired certain commercial real estate from a related party that is an entity controlled by Beechwood and our Chief Executive Officer for $480,000, consisting of $75,000 of land costs and $405,000 of buildings and improvements. The purchase price was paid through the assumption by the Company of $265,000 of long-term bank indebtedness (which we refer to below as the “Note”) plus the issuance of 215 shares of the Company’s Series A Preferred Stock. The purchase price also included the cost of specific security improvements requested by the lessee.

The Note is dated November 13, 2015 and has a remaining principal amount of $216,766 as of March 31, 2021. Monthly payments under the Note are $1,962, including interest accruing at a rate of 5.95% per annum. The Note matures in June 2021 and is secured by the commercial real estate, guarantees by the Company and its wholly-owned real estate subsidiary, RedHawk Land & Hospitality, LLC, and the personal guarantee of Beechwood and the Company’s Chief Executive Officer. At the maturity of this loan, the Company expects the loan to be re-financed.

In March 2016, we issued $545,000 in principal amount of convertible promissory notes (which we refer to as the “2016 Fixed Rate Convertible Notes”). The 2016 Fixed Rate Convertible Notes are secured by certain Company real estate holdings.

The 2016 Fixed Rate Convertible Notes matured on March 15, 2021, the fifth anniversary of the date of grant and are convertible into shares of our common stock at a price of $0.015 per share. Interest accrues at a rate of 5% per annum and is payable semi-annually. The Company has the option to issue a notice of its intent to redeem, for cash, an amount equal to the sum of (a) 120% of the then outstanding principal balance, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the 2016 Fixed Rate Convertible Notes. The Company may only issue the notice of its intent to redeem the 2016 Fixed Rate Convertible Notes if the trading average of the Company’s common stock equals or exceeds 300% of the conversion price during each of the five business days immediately preceding the date of the notice of intent to redeem. Holders of 2016 Fixed Rate Convertible Notes have the right to convert all or any portion of the 2016 Fixed Rate Convertible Notes at the conversion price at any time prior to redemption.

At March 31, 2021, and June 30, 2020 there was one remaining 2016 Fixed Rate Convertible Note outstanding with principal and accrued interest of approximately $64,000 and $62,000, respectively. This remaining 2016 Fixed Rate Convertible Note (plus accrued interest) is convertible into our common stock at a conversion rate of $0.015 per share or 4,274,512 total shares. During the nine month periods ended March 31, 2021 and 2020, we recognized approximately $2,340 and $2,000, respectively, of interest on this convertible note. Subsequent to March 31, 2021, we paid the remaining principal balance outstanding plus accrued interest.

During the nine month periods ended March 31, 2021 and 2020, we issued $200,000 and $832,000, respectively, in principal amount of new convertible promissory notes (which we refer to as the “2019 Fixed Rate Convertible Notes”). The 2019 Fixed Rate Convertible Notes are secured by certain Company real estate holdings. As of March 31, 2021, $1,042,000 of 2019 Fixed Rate Convertible Notes were outstanding. Subsequent to March 31, 2021, we issued an additional $150,000 in principal amount of new 2019 Fixed Rate Convertible Notes.

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

During the nine month periods ended March 31, 2021 and 2020, we issued $268,236 and $0, respectively, in principal amount of new convertible notes (which we refer to as the “2020 Fixed Rate Convertible Notes”). As of March 31, 2021, a total of $568,235 (approximately $517,195 net of unamortized deferred loan costs of approximately $26,040 and unamortized beneficial conversion of $25,000) of 2020 Fixed Rate Convertible Notes were outstanding.

During the nine month period ended March 31, 2021, $50,000, plus accrued interest, of the 2020 Fixed Rate Convertible Notes were converted into 10,000,000 shares of common stock.

The 2020 Fixed Rate Convertible Notes accrue interest at 10% per annum, are convertible into shares of our common stock at a price of $0.005 per share, mature twelve months after issuance and are unsecured. The proceeds from the 2020 Fixed Rate Convertible Notes issued during the nine month period ended March 31, 2021 were used to repay approximately $21,000 of obligations owed on the 2019 Variable Rate Convertible Notes (including principal amount, accrued interest and prepayment penalties) and for working capital purposes. When issued, the 2020 Fixed Rate Convertible Notes had an initial conversion rate below the trading price of the Company’s common stock creating a beneficial conversion feature (“BCF”), which exceeded the total cash proceeds received from its issuance. Accordingly, at June 30, 2020, we recorded the BCF as a debt discount and additional paid-in capital of $85,000. The debt discount is being amortized over the one-year term of the note.

During the nine month periods ended March 31, 2021 and 2020, we issued $281,500 and $1,078,862, respectively, of convertible notes to third parties with variable conversion rates (“2019 Variable Rate Convertible Notes”). The 2019 Variable Rate Convertible Notes mature at various dates between April 2022 and June 2022. During the nine month periods ended March 31, 2021 and 2020, we received approximately, net of financing costs incurred, $265,000 and $960,000, respectively, in cash from the issuance of these notes. The remaining outstanding 2019 Variable Rate Convertible Notes as of March 31, 2021 have interest accruing at 12%. These notes have a variable conversion rate based on the price of the Company’s common stock.

During the nine month period ended March 31, 2021, $764,000, plus accrued interest, of the 2019 Variable Rate Convertible Notes were converted into 281,124,078 shares of common stock. Additionally, $20,737, including accrued interest and prepayment penalties, of the 2019 Variable Rate Convertible Notes were repaid.

Certain of the 2020 Fixed Rate Convertible Notes and 2019 Variable Rate Convertible Notes have maturity dates within twelve months from the balance sheet date and could be classified as a current liability. However, it is the Company’s expectation that such notes will be converted into shares, re-financed to longer terms, or paid off with the proceeds of long-term financing. Therefore, we have classified these notes as noncurrent. If we do not re-finance these convertible notes to longer terms, however, the holders of the convertible notes have the option to convert these notes into equity or hold the convertible notes to maturity.

On March 12, 2019, we obtained a $180,000 real estate loan from a financial institution. The note matured on April 1, 2020 and was extended to October 1, 2020. The Company is working on an additional extension of this loan. This real estate note is secured by certain real estate property and the personal guarantee of the Company’s Chief Executive Officer. Interest only is payable monthly and accrues at an interest rate of 12%.

Beginning in the quarter ended June 30, 2019, we entered into a series of credit financing arrangements from financing institutions by pledging various Company assets and the personal guarantee of the Company’s Chief Executive Officer. The proceeds from these credit agreements were used to pay the amounts due under the Schreiber settlement agreement more fully described in Note 8. As of March 31, 2021 and June 30, 2020, we had $137,727 and $129,389, respectively, outstanding on these loans.

8.	COMMITMENTS AND CONTINGENCIES

Schreiber Litigation

On January 31, 2017, the Company and Beechwood filed suit against Daniel J. Schreiber (“Mr. Schreiber”) and the Daniel J. Schreiber Living Trust – Dtd 2/08/95 (“Schreiber Trust”) in the United States District Court for the Eastern District of Louisiana (the “Louisiana Court”) under Civil Action No. 2:2017cv819-B(3) (the “Litigation”).

Mr. Schreiber and the Schreiber Trust answered and filed a counter-claim against the Company and Beechwood and made additional claims against Mr. G. Darcy Klug (“Mr. Klug”), the Chief Executive Officer and a director of the Company, and sole owner of Beechwood, in the Lawsuit.

On March 22, 2019, the parties to the Litigation entered into a Settlement Agreement and General Release (“Settlement Agreement”) to resolve all issues arising out of the subject matter of the Litigation.

In consideration of the mutual promises, covenants and conditions contained in the Settlement Agreement, the parties agreed that (i) Mr. Schreiber and the Schreiber Trust would transfer all Company stock they then owned (52,377,108 common shares) to the Company and (ii) the Company would (a) make to Mr. Schreiber and the Schreiber Trust a cash payment of Two Hundred Fifty Thousand dollars ($250,000) and (b) issue two Promissory Notes, each in the principal amount of Two Hundred Thousand dollars ($200,000), one of which was due and payable on or before September 6, 2020 (“Note 1”) and the other was due and payable on or before September 5, 2021 (“Note 2”). As a result of this Settlement Agreement, the Company recorded a loss of $471,880 in the year ended June 30, 2019.

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

On July 17, 2020, the Louisiana Court granted Schreiber’s Motion and ordered the Company to pay to the Schreiber Trust $519,495.78 (“Judgment”) representing (i) the principal amount due on Note 1 ($200,000); (ii) the principal amount due on Note 2 ($200,000); (iii) pre-judgment interest of 18% simple interest on certain outstanding debt charged back to the date of the Settlement Agreement; (iv) $40,000.00 of attorneys’ fees (10% of the amounts due); and (v) post-judgment interest from the date of the Judgment as well as costs. The Company appealed the Louisiana Court’s ruling to the United States 5th Circuit Court of Appeals (the “Court of Appeals”).

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

Payment of the principal amount of Note 1 was tendered by the Company to Schreiber on August 13, 2020. Notwithstanding the appeal to the Court of Appeals, the Company tendered the early repayment of the principal amount of Note 2 to Schreiber on August 24, 2020. As of March 31, 2021, the unsatisfied amount of the Judgment ($119,496) is shown as a “Settlement liability” on the consolidated balance sheet.

On September 4, 2020, the Company filed a Consent Motion to Approve Supersedeas Bond and Stay of Execution of Judgment Pending Appeal (“Motion to Approve”). On September 8, 2020, the Louisiana Court granted the Motion to Approve and the posting of a supersedeas bond (“Bond”) by the Company in the amount of $143,491 representing (i) the remaining, unsatisfied amount of the Judgment; plus (ii) post-Judgment interest of $80; plus, (iii) 20% of the combined amount ($23,915). As the Judgment was vacated on December 17, 2020, the Louisiana Court entered an order releasing the Bond and returning the aforementioned funds to the Company. The returned funds are currently held in trust and are included in “Prepaid expenses” on the consolidated balance sheet.

On November 12, 2020, the Court of Appeals issued a decision vacating the Judgment and remanding the case to the district court.

The 14 day period to seek rehearing from the Court of Appeals passed on November 26, 2020, with no petition filed by Schreiber; thereupon, the decision and judgment of the Court of Appeals became final. By applicable rule, the mandate of the Court of Appeals issued 8 calendar days thereafter, on December 4, 2020.

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

The Company is now awaiting a decision from the Louisiana Court. As previously and consistently expressed, the Company believes Schreiber’s Motion is without merit and intends to continue to vigorously defend against it accordingly, if and as necessary.

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

Under the Agreement, the Company agreed to pay Consultant a royalty equal to 3% of the “Net Sales”, as defined in the Agreement, of the Products but in no event will the royalty be less than $3.50 per SANDD mini™ unit sold and $13.50 per SANDD Pro™ unit sold. As of March 31, 2021, approximately $800 of royalties have been paid to the Consultant and an additional $850 of royalties are included in accrued liabilities on the unaudited consolidated balance sheet.

Pursuant to the Agreement, the Company agreed to issue to the Consultant 68,700,000 shares of the Company’s common stock, which was equal to approximately 5% of the Company’s outstanding common stock on a fully diluted basis as of the Effective Date. Further, the Company has agreed to issue to the Consultant, the later of one year after the Effective Date or upon Consultant’s request, an additional 68,700,000 shares of the Company’s common stock, unless Consultant has provided the Company with written notice of its intention not to extend the Initial Period. As of the date of this Quarterly Report on Form 10-Q, the Company has not yet received notice from the Consultant requesting issuance of any of the shares pursuant to the Agreement.

9.	STOCKHOLDERS’ EQUITY

Preferred Stock

Effective November 12, 2015, 2,750 shares of our authorized Preferred Stock were designated as Series A 5% Convertible Preferred Stock, originally with a $1,000 stated value (which we refer to as “Series A Preferred Stock”). The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, payable quarterly in cash, or at the Company’s option, such dividends shall be accreted to, and increase, the stated value of the issued Series A Preferred Stock (which we refer to as “PIK”). Holders of the Series A Preferred Stock are entitled to vote on all matters submitted to stockholders at a rate of ten votes for each share of common stock into which the Series A Preferred Stock may be converted. After six months from issuance, each share of Series A Preferred Stock is convertible, at the option of the holder, into the number of shares of common stock equal to the quotient of the stated value, as adjusted for PIK dividends, by $0.015, as adjusted for stock splits and dividends.

Effective February 16, 2016, 1,250 shares of our authorized Preferred Stock were designated as Series B 5% Convertible Preferred Stock, originally with a $1,000 stated value (which we refer to as “Series B Preferred Stock”). The holders of the Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5% per annum, payable quarterly in cash, or at the Company’s option, such dividends shall be accreted to, and increase, the stated value of the issued Series B Preferred Stock (which we refer to as “PIK”). Holders of the Series B Preferred Stock are entitled to vote on all matters submitted to stockholders at a rate of ten votes for each share of common stock into which the Series B Preferred Stock may be converted. After six months from issuance, each share of Series B Preferred Stock is convertible, at the option of the holder, into the number of shares of common stock equal to the quotient of the stated value, as adjusted for PIK dividends, by $0.01, as adjusted for stock splits and dividends.

On August 4, 2020, Mr. Klug and Beechwood converted 1,000 shares of Series B Preferred Stock and the 1,473 shares of Series A Preferred Stock into 124,849,365 and 122,730,903 shares, respectively, of the Company’s Common Stock. On September 28, 2020, the Escrow Account in the Schreiber Litigation was dissolved. As a result, on October 6, 2020, the Company’s Board of Directors, Mr. Klug and Beechwood, agreed to exchange 124,849,365 and 122,730,903 of the Company’s Common Stock for 1,000 shares of Series B Preferred Stock and the 1,473 shares of Series A Preferred Stock, respectively. On November 4, 2020, the Company agreed to exchange from 122,730,903 shares of the Company’s common stock held by Beechwood for 1,473 shares of Series A Preferred Stock, with a stated value of $1,133.81 per share. During the quarter ended March 31, 2021, the Company completed the exchange with Beechwood of 122,730,903 shares of the Company’s common stock in exchange for 1,473 shares of the Company’s 5% Series A Preferred Stock.

During the nine month periods ended March 31, 2021 and 2020, we recognized $99,728 and $168,068, respectively, of related preferred stock dividends.

Warrants

On June 20, 2019, RedHawk entered into a Stock Exchange Agreement (“Exchange Agreement”) with Beechwood. G. Darcy Klug, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer, is the sole member and manager of Beechwood. Under the Exchange Agreement, the Company exchanged 113,700,000 shares of the Company’s common stock for 1,277 shares of the Company’s 5% Series A Preferred Stock and a Stock Purchase Warrant (“Warrant”) to acquire 113,508,450 shares of common stock at an exercise price of $0.005 per share. The Warrant expires on June 20, 2029.

In conjunction with the 2019 Fixed Rate Convertible Notes, the holders of the 2019 Fixed Rate Convertible Notes were issued warrants to purchase 26,050,000 shares of the Company’s common stock at a price of $0.01 per share. The warrants expire at various dates between August 2029 and August 2030.

In total, as of March 31, 2021, the Company had warrants to purchase 139,558,450 shares of common stock outstanding with a weighted average exercise price of $0.006 and a weighted average remaining life of 8.31 years.

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

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Currently, we conduct our businesses in three operating segments – Land & Hospitality, Medical Device and Pharmaceutical (Pharma), and Other Services. Our Land & Hospital and Other Services business units operate in the United States. Our Medical Device and Pharmaceutical business unit currently operates primarily in the United Kingdom. All remaining assets, primarily our corporate offices and investment portfolio, are located in the United States. The segment classified as Corporate includes corporate operating activities that support the executive offices, capital structure and costs of being a public registrant. These costs are not allocated to the operating segments when determining profit or loss. The following table reflects our segments as of March 31, 2021 and 2020 and for the nine and three month periods then ended.

		MEDICAL
Nine months ended	LAND &	DEVICE &	OTHER
March 31, 2021	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$51,524	$639,222	$—	$—	$690,746
Operating loss	$(6,296)	$(2,778)	$(169)	$(416,236)	$(425,479)
Interest expense	$18,289	$69,507	$—	$579,086	$666,882
Depreciation and amortization	$23,500	$23,100	$—	$—	$46,600
Identifiable assets	$743,584	$866,260	$77,875	$190,729	$1,878,448

23

		MEDICAL
Nine months ended	LAND &	DEVICE &	OTHER
March 31, 2020	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$41,452	$176,537	$—	$—	$217,989
Operating loss	$(15,145)	$(248,760)	$(160)	$(554,246)	$(818,311)
Interest expense	$35,452	$627	$—	$243,159	$279,238
Depreciation and amortization	$23,500	$39,875	$—	$—	$63,375
Identifiable assets	$903,403	$607,928	$77,814	$1,090,906	$2,680,051

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
March 31, 2021	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$14,017	$15,769	$—	$—	$29,786
Operating loss	$(528)	$(76,316)	$(56)	$(159,286)	$(236,186)
Interest expense	$3,559	$1,822	$—	$184,863	$190,244
Depreciation and amortization	$7,833	$7,700	$—	$—	$15,533

		MEDICAL
Three months ended	LAND &	DEVICE &	OTHER
March 31, 2020	HOSPITALITY	PHARMA	SERVICES	CORPORATE	TOTAL

Operating revenues	$14,849	$133,825	$—	$—	$148,674
Operating loss	$831	$(51,151)	$(85)	$(164,041)	$(214,446)
Interest expense	$8,883	$310	$—	$58,530	$67,723
Depreciation and amortization	$7,833	$13,625	$—	$—	$21,458

12.	SUBSEQUENT EVENTS

The Company evaluated events occurring after March 31, 2021, and through the date the financial statements were issued, May 24, 2021 and concluded the events or transactions below would require recognition or disclosure in these financial statements:

●	Subsequent to March 31, 2021, the Company issued an additional $150,000 of 2019 Fixed Rate Convertible Notes and warrants to purchase 3,750,000 shares of our common stock. The proceeds were used to repay the principal balance outstanding, including accrued interest, on the remaining 2016 Fixed Rate Convertible Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended June 30, 2020, filed with the Securities and Exchange Commission on November 18, 2020 (the “Annual Report” or the “Form 10-K”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.

Our logo and some of our trademarks and tradenames are used in this Report. This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under, and incorporated by reference in, the section entitled “Item 1A. Risk Factors” of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to the Company, is also based on our good faith estimates.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “RedHawk”, and “RedHawk Holdings Corp.” refer specifically to RedHawk Holdings Corp. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investor Relations,” page of our website at https://www.redhawkholdingscorp.com. Information on our website is not part of this Report, and we do not desire to incorporate by reference such information herein. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Chief Executive Officer, who can be contacted at the address and telephone number set forth on the cover page of this Report.

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

Working Capital

	March 31, 2021	June 30, 2020
Current Assets	$575,947	$617,692
Current Liabilities	$2,060,012	$2,152,153
Working Capital (Deficit)	$(1,484,065)	$(1,534,461)

RESULTS OF OPERATIONS

Operating Revenues

We commenced operations in our commercial real estate leasing business unit in 2015. On December 31, 2015, our medical device business unit completed the acquisition of certain specialized tangible and intangible medical devices. On March 23, 2016, our wholly-owned subsidiary, RedHawk Pharma UK Ltd, acquired a 25% equity interest in EcoGen Europe Ltd, a United Kingdom based distributor of branded generic pharmaceuticals. During the quarter ended December 31, 2017, we increased our ownership in EcoGen to 100%. Sales efforts for our medical devices and branded generic pharmaceuticals commenced during the quarter ended September 30, 2016. During the fiscal year ended June 30, 2019, we changed our revenue focus from branded generic pharmaceutical sales in the United Kingdom to more profitable medical device sales in the United States.

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China, and spread throughout the world, including the United States. On March 11, 2020 the World Health Organization characterized the spread of COVID-19 as a “pandemic”. The significant reach of COVID-19 has resulted in a widespread public health issue that has and will likely continue to affect the economies worldwide, and could adversely affect our business, results of operations and financial condition, including a decrease in demand for our medical devices. Specifically, demand for our recently released SANDD Pro™ has slowed until hospitals, clinics and physicians resume normal operations. In addition, the operations of our real estate investment in Hawaii has also been adversely affected. As a result of the pandemic, we expanded our medical sales efforts to include personal protective equipment (“PPE”) in the quarter ending June 30, 2020. Beginning in the quarter ended December 31, 2020, we reduced our sales focus on certain portions of our PPE and resumed marketing focus on our proprietary line of needle incineration devices. While our sales representatives have seen some limited improvement in access to some hospitals, clinics and physicians in certain parts of the country, as of March 31, 2021, hospitals, clinics and physicians are far from resuming normal operations because of COVID-19. Normal access remains limited in many parts of the country. The ultimate extent of the impact of COVID-19 on our business and future financial condition, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Revenues in the pharmaceutical business unit have also been adversely impacted by COVID-19 and low tariff prices. At this time, it is uncertain when or if tariff prices will improve. Until or unless tariff prices improve, and assuming the market acceptance of our products increase, we plan to continue to execute our business plan to expand marketing of our SANDD™ medical devices. Additionally, net profits are expected to improve as the Company transitions away from PPE products into our more profitable medical device sales and pharmaceutical sales, including our branded generics.

For the nine month period ended March 31, 2021, revenues from sales of our medical devices, branded generic pharmaceutical products and rental income from our commercial properties totaled $867,841 ($690,746 net of introductory discounts) as compared to revenues of $313,497 ($217,989 net of introductory discounts) for the comparable nine month period ended March 31, 2020. For the three month period ended March 31, 2021, revenues from sales of our medical devices, branded generic pharmaceutical products and rental income from our commercial properties totaled $32,737 ($29,786 net of introductory discounts) as compared to revenues of $201,533 ($148,674 net of introductory discounts) for the comparable three month period ended March 31, 2020

During the nine month period ended March 31, 2021, the Company’s revenues were principally from sales of the Company’s medical devices.

During the three month period ended March 31, 2021, sales were limited primarily to select areas of our personal protection equipment and UV lighting units as much of our customer base remained closed. The three month period ended March 31, 2021 was a transition period for our medical device business unit. During this same three month period, we restructured our inventory of products offered to our to our customers to include SANDD™, our line of needle incineration devices, and select personal protection equipment limited to UV disinfection lights, select types of the most popular particulate N95 respirators and certain makes of nitrile examination gloves. During the comparable three month period ended March 31, 2020, sales were primarily from our SANDD mini™ needle incineration devices sold to schools and first responders. Schools were open until the COVID pandemic closures started at the end of March 31, 2020. Subsequent to March 31, 2021, we have started to see renewed sales of the SANDD mini™ to a few schools in Texas that have re-opened.

Gross profit margin from the sale of the Company’s medical devices approximated 44% during the nine month period ended March 31, 2021, as compared to 69% from sales in the comparable nine month period ended March 31, 2020. The lower gross profit margins for the nine month period ended March 31, 2021 resulted from sales of lower margin PPE versus higher margin needle incineration devices in the prior period. There were $0 sales of PPE in the nine month period ended March 31, 2020.

Operating Expenses and Loss from Operations

For the nine month period ended March 31, 2021, we reported a consolidated net loss from operations of $425,479 on revenues of $690,746, as compared to a consolidated net loss from operations of $818,311 on revenues of $217,989 for the comparable nine month period ended March 31, 2020. For the three month period ended March 31, 2021, we reported a consolidated net loss from operations of $236,186 on revenues of $29,786, as compared to a consolidated net loss from operations of $214,446 on revenues of $148,674 for the comparable three month period ended March 31, 2020.

The consolidated net loss from operations for the nine and three month periods ended March 31, 2021 resulted primarily from increased general and administrative expenses including approximately $60,000 paid to the Company’s former Chief Executive Officer, lower sales margins on certain of the Company’s PPE products and continued research and development cost on the re-designed SANDD Pro™.

Other Expense

Other expense for the three and nine month periods ended March 31, 2021 and March 31, 2020, consists primarily of interest expense and costs related to certain litigation more fully described in Note 8 to the Notes to the Unaudited Consolidated Financial Statements included herein. The increase in interest expense for the three and nine month periods ended March 31, 2021 when compared to the same periods ended March 31, 2020, are primarily attributable to increased long-term debt and the amortization of certain beneficial conversions. For the three and nine month periods ended March 31, 2021, amortization of beneficial conversions was $75,000 and $225,000, respectively. There was no beneficial conversion amortization for the three and nine month periods ended March 31, 2020.

During the three and nine month periods ended March 31, 2020, the Company incurred prepayment penalties resulting from the early extinguishment of certain debt. No prepayment penalties were incurred in the comparable three and nine month periods ended March 31, 2021.

Net loss

The net loss for the three and nine month periods ended March 31, 2021 remained consistent with the comparable three and nine month periods ended March 31, 2020. Higher revenues combined with lower operating expenses resulted in an approximate $393,000 improvement in our net loss from operations for the nine month period ended March 31, 2021. The improved operating results for the nine month period ended March 31, 2021 were partially offset by higher interest expenses, which included $225,000 of beneficial conversion expense.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $72,003, compared with cash of $75,850 at June 30, 2020.

During the nine month period ended March 31, 2021, we issued approximately $200,000 of new 2019 Fixed Rate Convertible Notes, approximately $268,000 of new 2020 Fixed Rate Convertible Notes (proceeds of approximately $231,500, net of financing costs), approximately $210,000 of working capital line of credit advances, and $281,500 of 2019 Variable Rate Convertible Notes (proceeds of $265,000, net of financing costs). The proceeds from these debt financings were used to pay the amount due under the Schreiber settlement agreement (see Note 8 of the unaudited consolidated financial statements included herein), pay approximately $20,000, plus accrued interest, of variable rate convertible notes and provide working capital.

The Company is continuing to pursue the sale of certain of its real estate holdings and assets. Also refer to the Going Concern section of Note 1 to our unaudited consolidated financial statements.

Additional information regarding our other assets; insurance note payable; related party transactions; and long-term debt, debentures and line of credit, can be found under Notes 4 through 7 of the unaudited consolidated financial statements included herein.

Plan of Operations

Our plan of operations over the next 12 months is to continue to focus on revenue growth primarily in three business segments of our medical devices - SANDD™, particulate N95 respirators and nitrile examination gloves. We anticipate that we will require a minimum of approximately $750,000 to pursue these revenue growth activities. We anticipate that revenues generated from our sales activities will fund a significant portion of our annual cash requirements. We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt and equity financing through private placements, which may be dilutive to existing stockholders. If we are unsuccessful in obtaining sufficient funds through our capital raising activities, we may review other financing options.

While sales of the SANDD Pro™ to private physicians, nursing homes and assisted living facilities are important, we believe placement of the SANDD Pro™ into hospitals and outpatient centers is critical to the ultimate success of this medical device. However, the cessation of elective surgeries during the pandemic has resulted in severe financial strain on the many medical facilities around the country. To address this adverse financial impact on the nation’s medical facilities, we developed a leasing model for our SANDD Pro™ specifically designed for medical facilities. This new leasing model has been well received by the medical community as it eliminates the hospitals’ need for immediate capital expenditures. We have partnered with a new medical device distributor group who has been instrumental in negotiating the possible placement of more than 50,000 leased SANDD Pro™ needle incineration devices over the next twelve months. They have also arranged on our behalf, for discussions about a possible governmental mandate for using the SANDD Pro™ in hospitals, clinic and private physicians located in a certain United States Territory.

Additionally, we have received significant interest in the Centri Controlled Entry System (“Centri”), our unique, closed cabinet, nominal dose transmission full-body x-ray scanner. We currently anticipate needing approximately $500,000 for future business acquisitions, in the event we move forward with such acquisitions and can come to mutually agreeable terms. We are not currently party to any definitive agreements relating to acquisitions. We intend to meet the balance of our cash requirements for any business acquisitions through a combination of debt and equity financing through private placements, which may be dilutive to existing stockholders. We are uncertain at this time the amount of cash required for the launch of Centri.

Cash Flows

	Nine months ended March 31,
	2021	2020
Cash Flows (used in) Operating Activities	$(313,303)	$(1,205,950)
Cash Flows provided by Investing Activities	$—	$94,774
Cash Flows provided by Financing Activities	$323,324	$1,239,472
Net Change in Cash During Period	$(3,847)	$97,598

Cash Flow from Operating Activities

During the nine month period ended March 31, 2021, $313,303 of cash was used by our operating activities as compared to $1,205,950 used in our operating activities for the comparable nine month period ended March 31, 2020. Changes to our operating activities are sporadic and result from the early stage of implementation of our business strategies that are supported by capital raising activities. The $892,647 improvement of cash used in our operating activities for the nine month period ended March 31, 2021 when compared to the same period ended March 31, 2020, resulted primarily from $225,000 of non-cash amortization of beneficial conversion, approximately $270,000 in lower accounts receivable, approximately $450,000 of greater accounts payable and accrued liabilities, and approximately $230,000 in lower prepaid expenses and current assets. These increases were partially offset by approximately $270,000 of lower deferred revenues, and approximately $240,000 of lower non-cash expenses.

Cash Flows from Investing Activities

During the nine month period ended March 31, 2020, we received $100,374 from the redemption of a certificate of deposit. There were no cash flows from investing activities during the nine month period ended March 31, 2021.

Cash Flows from Financing Activities

During the nine month period ended March 31, 2021, we received net proceeds, after financing costs incurred, of approximately $265,000 from the issuance and sale of 2019 Variable Rate Convertible Notes, a total of approximately $431,500 from the issuance and sale of 2019 Fixed Rate Convertible Notes and 2020 Fixed Rate Convertible Notes, and approximately $210,000 of working capital line of credit advances. The proceeds received were used to pay the amount due under the Schreiber settlement agreement, to pay certain variable interest notes, and provide working capital.

During the nine month period ended March 31, 2020, we received net proceeds, after financing costs incurred, of approximately $960,000 from the issuance of 2019 Variable Rate Convertible Notes and $797,000 from the issuance and sale of the 2019 Fixed Rate Convertible Notes. The proceeds received were used to pay certain variable interest notes and provide working capital.

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

Future Financings

We will need to continue to rely on financial support from our stockholders and our ability to raise equity capital or debt financing in order to continue to fund our business operations. Issuances of additional shares and debt instruments convertible into shares of our stock will result in dilution to existing stockholders. Additional funding may not be available to us on a timely basis or at acceptable terms, if at all. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial/accounting officer, to allow timely decisions regarding required disclosures.

Management, with the participation of our principal executive officer and principal financial/accounting officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report. As of March 31, 2021, based on the evaluation of these disclosure controls and procedures, and in light of material weaknesses in our internal control over financial reporting as disclosed in our Annual Report for the Year Ended June 30, 2020, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial/accounting officer, as appropriate, to allow timely decisions regarding required disclosures. The Company has a limited number of employees and, as such, segregation of duties surrounding certain processes are not adequately maintained, including over cash receipts and disbursements.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I - Item 1. Financial Statements” in the Notes to Consolidated Financial Statements under “Note 8 – Uncertainties”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, filed with the Commission on November 18, 2020 (the “Form 10-K”), under the heading “Risk Factors”, which are incorporated by reference herein, and investors should review the risks provided in the Form 10-K, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended June 30, 2020, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Securities

During the quarter ended March 31, 2021, we issued the following securities:

●	In separate transactions, we issued a total of 76,733,153 shares of common stock to different holders of certain 2019 Variable Rate Convertible Notes upon the conversion of $181,000 of principal amount of such notes, plus accrued interest; and

●	We issued 10,000,000 shares of common stock to holders of certain 2020 Fixed Rate Convertible Notes upon the conversion of $50,000 of principal amount of such notes, plus accrued interest; and

●	We issued 55,916,667 shares of common stock to certain related party note holders of certain interest free advances upon the conversion of $142,000 of principal amount of such advances; and

●	We issued 6,250,000 shares of common stock to certain members of our board of directors as compensation.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuances upon conversion of our convertible securities, as the securities were exchanged by us with our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

●

During the quarter ended March 31, 2021, we sold $175,500 in principal amount of new 2019 Variable Rate Convertible Notes. These notes have a variable conversion rate based on the price of the Company’s common stock.

●	Subsequent to March 31, 2021, we sold $150,000 in principal amount of new 2019 Fixed Rate Convertible Notes (See Note 7 in the notes to the unaudited consolidated financial statements included above), and in connection therewith, warrants to purchase 3,750,000 shares of common stock at $0.01 per share. The proceeds were used to repay the principal balance outstanding, including accrued interest, on the remaining 2016 Fixed Rate Convertible Note. If the warrants to purchase 3,750,000 shares of common stock at $0.01 per share were exercised in full, the maximum number of shares of common stock issuable upon exercise thereof would be 3,750,000 shares of common stock.

The issuances described above were exempt from registration pursuant to Section 4(a)(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act; (c) were non U.S. persons; and/or (d) were officers or directors of the Company. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Prior Issuer Purchases of Securities

During the quarter ended March 31, 2021, the Company acquired 122,730,903 shares of the Company’s common stock from Beechwood in exchange for 1,473 shares of the Company’s 5% Series A Preferred Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 26, 2019)(File No. 000-54323).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on March 7, 2006)(File No. 333-132258).

3.3	Certificate of Designation filed on November 12, 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2015) (File No. 000-54323).

3.4	Certificate of Designation filed on February 16, 2016 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 5, 2016)(File No. 000-54323).

16.1	Letter from Postlethwaite & Netterville, APAC to the Securities and Exchange Commission, dated January 7, 2021 (Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on January 7, 2021)(File No. 000-54323).

31.1*	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	The Certification attached as Exhibit 32.1 to this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of RedHawk Holdings Corp., irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDHAWK HOLDINGS CORP.
(Registrant)

Dated: May 24, 2021	/s/ G. Darcy Klug
G. Darcy Klug
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)